Form 10-Q
period 2024-09-30
GigCapital7 Corp.
filed 2024-11-04
CIK 2023730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to __________

Commission File Number: 001-42262

GigCapital7 Corp.

(Exact Name of Registrant as Specified in its Charter)

Cayman Islands	98-1790710
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1731 Embarcadero Rd., Suite 200 Palo Alto, CA	94303
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 276-7040

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.0001 par value and one redeemable warrant	GIGGU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	GIG	The Nasdaq Stock Market LLC
Redeemable warrants, each full warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per shares	GIGGW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of November 4, 2024, the registrant had 20,000,000 Class A ordinary shares, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GigCapital7 Corp.

Condensed Balance Sheet

(Unaudited)

September 30,
2024
ASSETS
Current assets:
Cash	$2,006,512
Prepaid expenses and other current assets	244,596
Total current assets	2,251,108
Cash and marketable securities held in Trust Account	200,989,729
Other assets	118,227
TOTAL ASSETS	$203,359,064
LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$85,128
Related party payable	66,588
Accrued liabilities	404,500
Total current liabilities	556,216
Warrant liability	223,140
Total liabilities	779,356
Commitments and contingencies (Notes 3 and 4)	—
Class A ordinary shares subject to possible redemption, par value of $0.0001 per share; 200,000,000 shares authorized; 20,000,000 shares at a redemption value of $10.04 per share	200,889,729
Shareholders’ equity:
Preferred shares, par value of $0.0001 per share; 1,000,000 shares authorized; none issue or outstanding	—
Class A ordinary shares, par value of $0.0001 per share; 200,000,000 shares authorized; none issued or outstanding (excludes 20,000,000 shares subject to possible redemption)	—
Class B ordinary shares, par value of $0.0001 per share; 50,000,000 shares authorized; 15,333,333 shares issued and outstanding(1)	1,983
Additional paid-in-capital	1,141,447
Retained earnings	546,549
Total shareholders’ equity	1,689,979
TOTAL LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ EQUITY	$203,359,064

(1)
This number includes up to 2,000,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters.

The accompanying notes are an integral part of these condensed financial statements.

GigCapital7 Corp

Condensed Statements of Operations and Comprehensive Income

(Unaudited)

	Three Months Ended	Period from May 8, 2024 (Date of Inception) through
	September 30, 2024	September 30, 2024
Revenues	$—	$—
General and administrative expenses	213,755	278,157
Loss from operations	(213,755)	(278,157)
Other income (expense):
Change in fair value of warrants	(165,080)	(165,080)
Interest income	56	57
Interest income on marketable securities held in Trust Account	989,729	989,729
Income before provision for income taxes	610,950	546,549
Provision for income taxes	—	—
Net income and comprehensive income	$610,950	$546,549
Net income attributable to Class A ordinary shares subject to possible redemption	$204,834	$148,431
Basic and diluted weighted-average shares outstanding, Class A ordinary shares subject to possible redemption	6,956,522	4,383,562
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.03	$0.03
Net income attributable to Class B non-redeemable ordinary shares	$406,116	$398,118
Basic and diluted weighted-average Class B non-redeemable ordinary shares outstanding (1)	13,792,377	11,757,525
Basic and diluted net income per share, Class B non-redeemable ordinary shares	$0.03	$0.03

(1)
This number excludes up to 2,000,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters.

The accompanying notes are an integral part of these financial statements.

GigCapital7 Corp

Condensed Statements of Shareholders’ Equity

(Unaudited)

	Ordinary Shares		Additional	Retained Earnings
Three Months Ended September 30, 2024	Shares	Amount	Paid-In Capital	(Accumulated Deficit)	Shareholders’ Equity
Balances as of June 30, 2024 (1)	17,000,000	$1,700	$101,300	$(64,401)	$38,599
Surrender of Class B ordinary shares by Founder	(4,492,754)	—	—	—	—
Issuance of Class B ordinary shares in private placement	2,826,087	283	3,249,717	—	3,250,000
Fair value of public warrants at issuance	—	—	18,460,769	—	18,460,769
Allocated value of issuance costs to public warrants	—	—	(111,532)	—	(111,532)
Accretion of Class A ordinary shares to redemption value	—	—	(20,558,807)	—	(20,558,807)
Net income	—	—	—	610,950	610,950
Balance as of September 30, 2024 (1)	15,333,333	$1,983	$1,141,447	$546,549	$1,689,979

	Ordinary Shares		Additional
Period from May 8, 2024 (Date of Inception) through September 30, 2024	Shares	Amount	Paid-In Capital	Retained Earnings	Shareholders’ Equity
Balances as of May 8, 2024 (Date of Inception)	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to founder and advisor (1)	17,300,000	1,700	101,300	—	103,000
Surrender of Class B ordinary shares by Founder	(4,792,754)	—	—	—	—
Issuance of Class B ordinary shares in private placement	2,826,087	283	3,249,717	—	3,250,000
Fair value of public warrants at issuance	—	—	18,460,769	—	18,460,769
Allocated value of issuance costs to public warrants	—	—	(111,532)	—	(111,532)
Accretion of Class A ordinary shares to redemption value	—	—	(20,558,807)	—	(20,558,807)
Net income	—	—	—	546,549	546,549
Balance as of September 30, 2024 (1)	15,333,333	$1,983	$1,141,447	$546,549	$1,689,979

(1)
This number includes up to 2,000,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters.

The accompanying notes are an integral part of these condensed financial statements.

GigCapital7 Corp.

Condensed Statement of Cash Flows

(Unaudited)

Period from May 8, 2024 (Date of Inception) through
September 30, 2024
OPERATING ACTIVITIES
Net income	$546,549
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liability	165,080
Interest earned on cash and marketable securities held in Trust Account	(989,729)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(244,596)
Payable to related party	65,188
Accounts payable	42,756
Accrued liabilities	4,500
Other assets	(118,227)
Net cash used in operating activities	(528,479)
INVESTING ACTIVITIES
Investment of cash in Trust Account	(200,000,000)
Net cash used in investing activities	(200,000,000)
FINANCING ACTIVITIES
Proceeds from sale of Class B ordinary shares to founder and advisor	103,000
Proceeds from sale of public units, net of underwriting discount paid	199,400,000
Proceeds from the sale of private placement warrants to Founder	58,060
Proceeds from sale of Class B ordinary shares in a private placement	3,250,000
Payment of offering costs	(276,069)
Net cash provided by financing activities	202,534,991
Net increase in cash	2,006,512
Cash at beginning of period	—
Cash at end of period	$2,006,512

Supplemental non-cash disclosure:
Offering costs included in accounts payable, related party payable and accrued liabilities	$443,772
Accretion of Class A ordinary shares to redemption value	$20,558,807

The accompanying notes are an integral part of these condensed financial statements.

GigCapital7 Corp.

Notes to Unaudited Condensed Financial Statements

Note 1. Basis of Presentation

Organization and General

GigCapital7 Corp. (the “Company”) was incorporated as a Cayman Islands exempted company on May 8, 2024. The Company was formed for the purpose of effecting a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). The Company has not selected any specific Business Combination target, and the Company has not, nor has anyone on its behalf, engaged in any substantive discussions, directly or indirectly, with any Business Combination target with respect to an initial Business Combination with the Company.

As of September 30, 2024, the Company had not commenced any operations. All activity for the period from May 8, 2024 (date of inception) through September 30, 2024 relates to the Company’s formation and the initial public offering (the “Offering”) described below. The Company will not generate any operating revenues until after completion of the Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash, cash equivalents and marketable securities from the proceeds derived from the Offering. The Company has selected December 31 as its fiscal year end.

On August 28, 2024, the Securities and Exchange Commission (the “SEC”) declared the Company’s initial Registration Statement on Form S-1 (File No. 333-280015), in connection with the Offering of $200.0 million, effective.

The Company entered into an underwriting agreement with Craft Capital Management LLC and EF Hutton LLC (collectively, the “Underwriters”) on August 28, 2024 to conduct the Offering of 20,000,000 units (the “public units”) in the amount of $200.0 million in gross proceeds, with a 45-day option provided to the Underwriters to purchase up to 3,000,000 additional public units solely to cover over-allotments, if any, in the amount of up to $30.0 million in additional gross proceeds. Each public unit consists of one Class A ordinary share of the Company (a “public share”), $0.0001 par value, and one redeemable warrant (a “public warrant”). Each public warrant is exercisable for one Class A ordinary share at a price of $11.50 per full share.

On August 30, 2024, the Company consummated the Offering of 20,000,000 public units. The public units were sold at a price of $10.00 per public unit, generating gross proceeds to the Company of $200,000,000.

As further discussed in Note 3, simultaneously with the closing of the Offering, the Company consummated the private placement to certain non-managing investors of 2,826,087 Class B ordinary shares (the “private placement shares”) at a price of $1.15 per share (the “private placement”). The private placement generated aggregate gross proceeds of $3,250,000.

As further discussed in Note 4, simultaneously with the closing of the Offering, the Company consummated the private placement to the Company’s sponsor, GigAcquisitions7 Corp., a Cayman Islands exempted company (the “Founder” or “Sponsor”), of 3,719,000 warrants (the “private placement warrants”) at a price of $0.01561 per private placement warrant (the “warrant private placement”). Each private placement warrant entitles the holder thereof to purchase one Class A ordinary share at $11.50 per share, subject to adjustment. The warrant private placement generated aggregate gross proceeds of $58,060.

Following the closing of the Offering, net proceeds in the amount of $200,000,000 from the sale of the public units in the Offering were placed in a trust account (“Trust Account”) (discussed below).

Transaction costs amounted to $1,319,841, consisting of $600,000 of underwriting fees and $1,019,841 of offering costs, partially offset by the reimbursement of $300,000 of offering expenses by the Underwriters. The Company’s remaining cash after payment of the offering costs is held outside of the Trust Account for working capital purposes.

The Trust Account

The funds in the Trust Account will be invested only in U.S. government treasury bills with a maturity of one hundred and eighty-five (185) days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government obligations. Funds will remain in the Trust Account until the earlier of (i) the completion of the Business Combination or (ii) the distribution of the Trust Account as described below. The remaining proceeds from the Offering outside the Trust Account may be used to pay for business, legal and accounting due diligence expenses on acquisition targets and continuing general and administrative expenses.

The Company’s memorandum and articles of association provides that, other than the withdrawal of interest to pay taxes none of the funds held in the Trust Account will be released until the earlier of: (1) the completion of the Business Combination; (2) the redemption of 100% of the outstanding public shares if the Company has not completed an initial Business Combination within 21 months from the closing of the Offering or (3) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the Company’s public shares if the Company does not complete its initial Business Combination within the required time period or (B) with respect to any other provision relating to the Company’s pre-business combination activity and related shareholders’ rights.

Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a Business Combination with (or acquisition of) a Target Business. As used herein, “Target Business” must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less the taxes payable on interest earned) at the time the Company signs a definitive agreement in connection with the Business Combination. There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company, after signing a definitive agreement for a Business Combination, will either (i) seek shareholder approval of the Business Combination at a meeting called for such purpose in connection with which shareholders may seek to redeem their shares, regardless of whether they vote for or against the Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest but less taxes payable, or (ii) provide shareholders with the opportunity to have their shares redeemed by the Company by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to commencement of the tender offer, including interest but less taxes payable. The decision as to whether the Company will seek shareholder approval of the Business Combination or will allow shareholders to redeem their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek shareholder approval unless a vote is required by the Nasdaq rules. If the Company seeks shareholder approval, it will complete its Business Combination only if a majority of the outstanding shares are voted in favor of the Business Combination. However, in no event will the Company redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001 upon consummation of a Business Combination. In such case, the Company would not proceed with the redemption of its public shares and the related Business Combination, and instead may search for an alternate Business Combination.

If the Company holds a shareholder vote or there is a tender offer for shares in connection with the Business Combination, a public shareholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest but less taxes payable. As a result, such Class A ordinary shares are recorded at the redemption amount and classified as temporary equity. The amount in the Trust Account as of September 30, 2024 was $200,989,729, which represented 20,000,000 public shares at $10.00 per public share plus interest earned on the holdings.

The Company will have 21 months from the closing date of the Offering to complete its initial Business Combination. If the Company does not complete a Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares for a per share pro rata portion of the Trust Account, including interest, but less taxes payable (less up to $100,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its creditors and remaining shareholders, as part of its plan of dissolution and liquidation. The initial shareholders entered into agreements with the Company, pursuant to which they agreed: (1) to waive their redemption rights with respect to their founder shares, private placement shares and any Class A ordinary shares issuable upon conversion thereof in connection with the consummation of the Company’s initial Business Combination or a tender offer conducted prior to a Business Combination or in connection with it; and (2) to waive their rights to liquidating distributions from the Trust Account with respect to their founder shares and private placement shares if the Company fails to complete its initial Business Combination within 21 months from the closing of this Offering, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete its initial Business Combination within the prescribed time frame.

In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per unit in the Offering.

Liquidity

Prior to the completion of the Offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statement. The Company has since completed its Offering at which time capital in excess of the funds deposited in the Trust Account and/or used to fund Offering expenses was released to the Company for general working capital purposes. Accordingly, management has since re-evaluated the Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations for at least one year from the date that the condensed financial statements were issued, and therefore the substantial doubt has been alleviated.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed interim financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the rules and regulations of the SEC and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of September 30, 2024, and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations.

The accompanying unaudited condensed interim financial statements should be read in conjunction with the Company's final prospectus dated August 29, 2024, as well as the Company’s current report on Form 8-K filed with the SEC on September 6, 2024. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future interim periods.

Emerging Growth Company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when an accounting standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised accounting standard at the time private companies adopt the new or revised standard.

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of Accounting Standards Codification ("ASC") Topic 260, “Earnings Per Share.” Net income per share is computed by dividing net income by the weighted-average number of shares of ordinary shares outstanding during the period. The weighted-average ordinary shares are reduced for the effect of the Class B ordinary shares that are subject to forfeiture. The Company’s condensed statements of operations and comprehensive income include a presentation of net income per share subject to redemption in a manner similar to the two-class method of income (loss) per share. With respect to the accretion of the Class A ordinary shares subject to possible redemption and consistent with ASC 480-10-S99-3A, the Company deemed the fair value of the Class A ordinary shares subject to possible redemption to approximate the contractual redemption value and the accretion has no impact on the calculation of net income per share. The Company’s public warrants (see Note 3) and private placement warrants (see Note 4) could, potentially, be exercised or converted into Class A ordinary shares and then share in the earnings of the Company. However, these warrants were excluded when calculating diluted income per share as the contingencies associated with the warrants had not been satisfied as of the end of the reporting periods presented. As a result, diluted income per share is the same as basic income per share for the periods presented.

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less when purchased to be cash equivalents. As of September 30, 2024, there were no cash equivalents.

Cash and marketable securities held in Trust Account

As of September 30, 2024, the assets held in the Trust Account consisted of cash and marketable securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in investment income on marketable securities held in the Trust Account in the accompanying condensed statements of operations and comprehensive income. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account and the Trust Account held in financial institutions, which at times, may exceed federally insured limits. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 and the SEC Accounting Bulletin (“SAB”) Topic 5A – “Expenses of Offering.” Offering costs in the amount of $1,319,841 consist principally of professional and registration fees incurred through the balance sheet date that are related to the Offering. Offering costs were allocated to the separable financial instruments issued in the Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to the public shares were charged to temporary equity and offering costs allocated to the public warrants (as defined in Note 3) were charged to shareholders’ equity upon the completion of the Offering.

Ordinary Shares subject to possible redemption

Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity (deficit). The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2024, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheet. Immediately upon the closing of the Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable ordinary shares resulted in charges against additional paid-in capital. As of September 30, 2024, 20,000,000 shares of Class A ordinary shares were issued and outstanding and subject to possible redemption.

As of September 30, 2024, the Class A ordinary shares subject to possible redemption reflected on the condensed balance sheet are reconciled in the following table:

As of September 30, 2024

Gross proceeds	$200,000,000
Less:
Fair value of public warrants at issuance	(18,460,769)
Ordinary share issuance costs	(1,208,309)
Plus:
Accretion of carrying value to redemption value	20,558,807
Class A ordinary shares subject to possible redemption	$200,889,729

Financial Instruments

The fair value of the Company’s assets and liabilities approximates the carrying amounts represented in the condensed balance sheet.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands, and the Company believes it is presently not subject to income taxes or income tax filing requirements in the United States.

Warrant Liability

The Company accounts for warrants for ordinary shares of the Company that are not indexed to its own shares as liabilities at fair value on the condensed balance sheet. The warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized as a component of other income (expense) on the condensed statements of operations and comprehensive income. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the warrants. At that time, the portion of the warrant liability related to the warrants for ordinary shares will be reclassified to additional paid-in capital.

Recent Accounting Pronouncements

The Company does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.

Note 3. Offering

On August 30, 2024, the Company completed the Offering whereby the Company sold 20,000,000 public units at a price of $10.00 per public unit. Each public unit consists of one public share, $0.0001 par value, and one public warrant. The public warrants will only be exercisable for whole shares at $11.50 per share. Under the terms of the warrant agreement, the Company has agreed to use its best efforts to file a new registration statement under the Securities Act, following the completion of the Company’s initial Business Combination.

No fractional shares will be issued upon exercise of the public warrants. If, upon exercise of the public warrants, a holder would be entitled to receive a fractional interest in a share, the Company will, upon exercise, round down to the nearest whole number the number of Class A ordinary shares to be issued to the public warrant holder. Each public warrant will become exercisable on the later of 30 days after the consummation of the Company’s initial Business Combination or 12 months after the registration statement is declared effective by the SEC and will expire five years after the completion of the Company’s initial Business Combination or earlier upon redemption or liquidation. However, if the Company does not complete its initial Business Combination on or prior to the 21-month period, the public warrants will expire at the end of such period. If the Company is unable to deliver registered ordinary shares to the holder upon exercise of the public warrants during the exercise period, there will be no net cash settlement of these public warrants and the public warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the warrant agreement. Once the public warrants become exercisable, the Company may redeem the outstanding public warrants in whole and not in part at a price of $0.01 per public warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the last sale price of the Company’s ordinary shares equals or exceeds $18.00 per share for any 20 trading days within the 30-trading day period ending on the third trading day before the Company sends the notice of redemption to the public warrant holders.

The Company granted the Underwriters a 45-day option to purchase up to 3,000,000 additional public units to cover any over-allotments, at the initial public offering price. The option has since expired without the purchase of additional public units by the Underwriters.

The Company paid an underwriting discount of $0.03 per public unit to the Underwriters at the closing of the Offering on August 30, 2024.

Simultaneously with the closing of the Offering certain non-managing investors purchased an aggregate of 2,826,087 Class B ordinary shares from the Company at the price $1.15 per share. The private placement shares along with the founder shares collectively represent 40% of the outstanding ordinary shares at the completion of the Offering (excluding any shares underlying the private placement warrants further described in Note 4). The private placement proceeds will be used to pay for business, legal and accounting due diligence expenses on acquisition targets and continuing general and administration expenses.

On September 6, 2024, the Company announced that the holders of the Company’s public units may elect to separately trade the securities underlying such public units which commenced on September 11, 2024. Any public units not separated will continue to trade on the Nasdaq under the symbol “GIGGU”. Any underlying ordinary shares and warrants that are separated will trade on the Nasdaq under the symbols “GIG,” and “GIGGW”, respectively.

Note 4. Related Party Transactions

Founder Shares

During the period from May 8, 2024 (date of inception) to May 31, 2024, the Founder purchased 17,000,000 Class B ordinary shares (the “Founder Shares”) for an aggregate purchase price of $100,000, or $0.00588235 per share. Following the May 31, 2024 purchase, the Sponsor surrendered 4,792,754 Class B ordinary shares for no consideration. The Founder Shares are identical to the Class A ordinary shares included in the public units sold in the Offering except that the Founder Shares are subject to certain transfer restrictions, as described in more detail below. The Founder agreed to forfeit up to 2,000,000 Founder Shares to the extent that the over-allotment option is not exercised in full or in part by the Underwriters. As the Underwriters did not exercise the over-allotment option prior to its expiration, the Founder forfeited 2,000,000 Founder Shares on October 25, 2024, such that the Founder, the advisor and non-managing investors own 40% of the Company’s issued and outstanding Class A and Class B ordinary shares after the Offering.

Private Placement Warrant

Simultaneously with the closing of the Offering, the Founder purchased warrants to purchase an aggregate of 3,719,000 Class A ordinary shares at a price of $0.01561 per warrant. The private placement warrants will only be exercisable for whole Class A ordinary shares at $11.50 per share. Under the terms of the warrant agreement, the Company has agreed to use its best efforts to file a new registration statement under the Securities Act, following the completion of the Company’s initial Business Combination. No fractional shares will be issued upon exercise of the private placement warrants. If, upon exercise of the private placement warrants, a holder would be entitled to receive a fractional interest in a share, the Company will, upon exercise, round down to the nearest whole number the number of shares to be issued to the private placement warrant holder. Each private placement warrant will become exercisable on the later of 30 days after the consummation of the Company’s initial Business Combination or 12 months after the registration statement is declared effective by the SEC and will expire five years after the completion of the Company’s initial Business Combination or earlier upon redemption or liquidation. However, if the Company does not complete its initial Business Combination on or prior to the 21-month period allotted to complete the initial Business Combination, the private placement warrants will expire at the end of such period. If the Company is unable to deliver registered ordinary shares to the holder upon exercise of the private placement warrants during the exercise period, there will be no net cash settlement of these private placement warrants and the private placement warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the private placement warrant agreement. Once the private placement warrants become exercisable, the Company may redeem the outstanding private placement warrants in whole and not in part at a price of $0.01 per private placement warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the last sale price of the Company’s ordinary shares equals or exceeds $18.00 per share for any 20 trading days within the 30-trading day period ending on the third trading day before the Company sends the notice of redemption to the private placement warrant holders.

The Company’s Founder has agreed not to transfer, assign or sell any of their respective Founder Shares, private placement warrants, ordinary shares or other securities underlying such private placement warrants that they may hold until the date that is (i) in the case of the Founder Shares, the earlier of (A) 6 months after the date of the consummation of the Company’s initial Business Combination or (B) subsequent to the Company’s initial Business Combination, (x) the date on which the last sale price of the Company’s Class A ordinary shares equals or exceeds $11.50 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 90 days after the Company’s initial Business Combination, or (y) the date on which the Company consummates a liquidation, merger, share exchange or other similar transaction after the Company’s initial Business Combination which results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property, and (ii) in the case of the private placement warrants and ordinary shares or other securities underlying such private placement warrants, until 30 days after the completion of the Company’s initial Business Combination.

If the Company does not complete a Business Combination, then a portion of the proceeds from the sale of the private placement warrants will be part of the liquidating distribution to the public shareholders.

Registration Rights

The Company’s initial shareholders and their permitted transferees are entitled to registration rights pursuant to a registration rights agreement signed on August 28, 2024. These holders will be entitled to make up to two demands, excluding short form registration demands, that the Company register such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by the Company. The Company will bear the expenses incurred in connection with the filing of any such registration statements. There will be no penalties associated with delays in registering the securities under the proposed registration rights agreement.

Administrative Services Agreement and Other Agreements

The Company has agreed to pay $30,000 a month for office space, administrative services and secretarial support to an affiliate of the Founder, GigManagement, LLC. Services commenced on August 28, 2024, the date the securities were first listed on the Nasdaq, and will terminate upon the earlier of the consummation by the Company of a Business Combination or the liquidation of the Company.

Note 5. Shareholders’ Equity

Preferred Shares

The Company is authorized to issue 1,000,000 preferred shares with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of September 30, 2024, there were no preferred shares issued and outstanding.

Class A Ordinary Shares

The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2024, there were 20,000,000 Class A ordinary shares subject to possible redemption issued and outstanding.

Class B Ordinary Shares

The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. At formation on May 8, 2024, the Sponsor acquired one Class B ordinary share for a purchase price of $0.0001. Subsequently on May 31, 2024, the Sponsor purchased 16,999,999 Class B ordinary shares for an aggregate purchase price of $100,000, or $0.00588235 per share, of which 2,000,000 Class B ordinary shares were forfeited on October 25, 2024 following the Underwriters’ decision not to exercise the over-allotment option. On May 31, 2024, July 29, 2024 and August 28, 2024, the Sponsor surrendered 300,000, 659,417 and 3,833,337 Class B ordinary shares, respectively, for no consideration. On June 6, 2024, the Company issued 300,000 Class B ordinary shares to an advisor for consulting services in connection with the Offering for a purchase price of $0.01 per share, or an aggregate purchase price of $3,000. As of September 30, 2024, there were 15,333,333 Class B ordinary shares issued and outstanding, which amount was reduced to 13,333,333 Class B ordinary shares as of October 25, 2024 due to the over-allotment option not being exercised by the Underwriters.

Warrants (Public Warrants and Private Placement Warrants)

Warrants will be exercisable for $11.50 per share, and the exercise price and number of warrant shares issuable on exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation of the Company. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s Board of Directors, and in the case of any such issuance to the Company’s Founder or its affiliates, without taking into account any Founder Shares held by it prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 65% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial Business Combination on the date of the consummation of its initial Business Combination (net of redemptions), and (z) the volume weighted-average trading price of the Company’s public shares during the 20 trading-day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of (i) the Market Value or (ii) the price at which the Company issues the additional Class A ordinary shares or equity-linked securities.

Each warrant will become exercisable on the later of 30 days after the completion of the Company’s initial Business Combination or 12 months from the closing of the Offering and will expire five years after the completion of the Company’s initial Business Combination or earlier upon redemption. However, if the Company does not complete its initial Business Combination on or prior to the 21-month period allotted to complete the initial Business Combination, the warrants will expire at the end of such period. If the Company is unable to deliver registered Class A ordinary shares to the holder upon exercise of the warrants during the exercise period, there will be no net cash settlement of these warrants and the warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the warrant agreement. Once the warrants become exercisable, the Company may redeem the outstanding warrants in whole and not in part at a price of $0.01 per warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the last sale price of the Company’s Class A ordinary shares equals or exceeds $18.00 per share for any 20 trading days within the 30-trading day period ending on the third trading day before the Company sends the notice of redemption to the warrant holders.

Under the terms of the warrant agreement, the Company has agreed to use its best efforts to file a new registration statement under the Securities Act, following the completion of the Company’s initial Business Combination, for the registration of the Class A ordinary shares issuable upon exercise of the public warrants and private placement warrants.

As of September 30, 2024, there were 23,719,000 warrants outstanding.

Note 6. Fair Value Instruments

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1: Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2: Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3: Unobservable inputs which are supported by little or no market activity and which are significant to the fair value of the assets or liabilities.

The Company has determined that the private placement warrants are subject to treatment as a liability, as the transfer of the warrants to anyone other than the purchasers or their permitted transferees would result in these warrants having substantially the same terms as the public warrants. The public warrants did not start trading separately until September 11, 2024, so the Company initially determined the fair value of each warrant using a Black-Scholes option-pricing model, which requires the use of significant unobservable market values. Accordingly, the private placement warrants were initially classified as Level 3 financial instruments. After the public warrants started trading separately, the Company determined that the fair value of each private placement warrant approximates the fair value of a public warrant. Accordingly, the private placement warrants are valued upon observable data and are classified as Level 2 financial instruments.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis as of September 30, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description:	Level	September 30, 2024
Assets:
Cash and marketable securities held in Trust Account	1	$200,989,729
Liabilities:
Warrant liability	2	$223,140

The fair value of the warrants was estimated using the following assumptions:

	Upon Issuance	As of September 11, 2024
Stock price	$9.08	$9.18
Volatilty	9.0%	8.0%
Risk free interest rate	3.78%	3.52%
Exercise price	$11.5	$11.5
Time to maturity - years	6.75	6.72

The change in the fair value of the Level 3 warrant liability during period from May 8, 2024 (date of inception) through September 11, 2024 is as follows:

Period from May 8, 2024 (Date of Inception) through
September 11, 2024
Fair value beginning of period	$—
Additions	58,060
Change in fair value	2,929,653
Transfer out of level 3 to level 2	(2,987,713)
Fair value – end of period	$-

The marketable securities held in the Trust Account are considered trading securities as they are generally used with the objective of generating profits on short-term differences in price and therefore, any realized and unrealized gains and losses are recorded in the condensed statements of operations and comprehensive income for the periods presented.

Note 7. Subsequent Events

On October 25, 2024, following the Underwriters' decision not to exercise the over-allotment option the Sponsor surrendered an additional 2,000,000 Class B ordinary shares for no consideration, resulting in the Sponsor holding 10,207,246 Class B ordinary shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this report (the “Quarterly Report”) to “we,” “us,” “our” or the “Company” refer to GigCapital7 Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Founder” refer to GigAcquisitions7 Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek,” “may,” “might,” “plan,” “possible,” “potential,” “should, “would” and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for our initial public offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a newly organized Private-to-Public Equity (PPE) company, also known as a blank check company or special purpose acquisition vehicle, incorporated in the Cayman Islands and formed by an affiliate of the serial SPAC GigCapital Global, for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, or engaging in any other similar business combination with one or more businesses or entities. We have not selected any specific business combination target. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the sale of the private placement warrants, our common equity or any preferred equity that we may create in accordance with the terms of our charter documents, debt, or a combination of cash, common or preferred equity and debt. The public units sold in the initial public offering (the "Offering") each consisted of one Class A ordinary share of the Company and one redeemable warrant. Each public warrant is exercisable for one Class A ordinary share at a price of $11.50 per full share.

The issuance of additional ordinary shares or the creation of one or more classes of preferred shares during our initial business combination:

•
may significantly dilute the equity interest of investors in the Offering who would not have pre-emption rights in respect of any such issue;
•
may subordinate the rights of holders of ordinary shares if the rights, preferences, designations and limitations attaching to the preference shares are senior to those afforded our ordinary shares;
•
could cause a change in control if a substantial number of ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;
•
may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and
•
may adversely affect prevailing market prices for our public shares.

Similarly, if we issue debt securities or otherwise incur significant indebtedness, it could result in:

•
default and foreclosure on our assets if our operating revenues after our initial business combination are insufficient to repay our debt obligations;

•
acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
•
our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;
•
our inability to obtain necessary additional financing if any document governing such debt contains covenants restricting our ability to obtain such financing while the debt security is outstanding;
•
our inability to pay dividends on our ordinary shares;
•
using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
•
limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
•
increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
•
limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We expect to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities, those necessary to prepare for the Offering and to identify a target business for the business combination. We do not expect to generate any operating revenues until after completion of our initial business combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities raised during the Offering. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited balance sheet of August 30, 2024 as filed with the SEC on September 6, 2024. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2024, we had net income of $610,950, which consisted of operating expenses of $213,755 and other expense from the change in fair value of warrant liability of $165,080, that were partially offset by interest income on cash and marketable securities held in the Trust Account and operating account of $989,729 and $56, respectively.

For the period from May 8, 2024 (date of inception) to September 30, 2024, we had net income of $546,549, which consisted of operating expenses of $278,157 and other expense from the change in fair value of warrant liability of $165,080, that were partially offset by interest income on cash and marketable securities held in the Trust Account and operating account of $989,729 and 57, respectively.

Liquidity and Capital Resources

Our liquidity needs have been satisfied to date through: (1) the receipt of $100,000 from the sale of the founder shares, (2) the net proceeds of $198,680,159 from the sale of the public units in the Offering, after deducting net offering expenses of approximately $1,319,841, which includes an underwriting discount of $600,000, (3) the sale of the founder shares to a consultant for a purchase price of $3,000, (4) the sale of private placement warrants to our Sponsor for a purchase price of $58,060, and (5) the sale of the private placement shares to non-managing investors for a purchase price of $3,250,000. These transactions resulted in proceeds of $202,091,219 of which $200,000,000 will be held in the Trust Account.

As of September 30, 2024, we held cash and marketable securities in the amount of $200,989,729 in the Trust Account. The marketable securities consisted of money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government obligations.

For the period from May 8, 2024 (date of inception) to September 30, 2024, cash used in operating activities was $528,479, consisting of net income of $546,549 and an increase in liabilities of $277,524, due to increase in accounts payable, including payable to related parties, and accrued liabilities of $112,444, and an increase in the fair value of the warrant liability of $165,080. This increase was offset by interest earned on marketable securities held in the Trust Account of $989,729, plus an increase in prepaid expenses and other current assets of $244,596 and an increase in other assets of $118,227.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable by us, if any), to acquire a target business or businesses and to pay our expenses relating thereto. We expect the interest earned on the amount in the Trust Account will be sufficient to pay anyincome taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

To the extent that our ordinary shares are used in whole or in part as consideration to affect our initial business combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business or businesses. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our initial business combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

As of September 30, 2024, we had cash of $2,006,512 held outside the Trust Account. If the proceeds not held in the Trust Account become insufficient to allow us to operate for at least the next 12 months, assuming that a business combination is not consummated during that time, we intend to manage our cash flow through the timing and payment of expenses or, if necessary, raise additional funds from the Sponsor to ensure the proceeds not held in the Trust Account will be sufficient to allow us to operate for at least the next 12 months. In the event that additional financing is required from outside sources, the Company may not be able to raise it on terms acceptable to the Company or at all. Over this time period, we intend to use these funds primarily for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

If our estimates of the costs of undertaking in-depth due diligence and negotiating our initial business combination is less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to consummate our initial business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our initial business combination. Following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Arrangements

As of September 30, 2024, we have not entered into any off-balance sheet financing arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of September 30, 2024, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay our Founder a monthly fee of $30,000 for office space, administrative services and secretarial support and an agreement with our Chief Financial Officer to pay a monthly fee of $20,000 for accounting services.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Emerging Growth Company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when an accounting standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised accounting standard at the time private companies adopt the new or revised standard.

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of Accounting Standards Codification ("ASC") Topic 260, “Earnings Per Share.” Net income per share is computed by dividing net income by the weighted-average number of shares of ordinary shares outstanding during the period. The weighted-average ordinary shares are reduced for the effect of the Class B ordinary shares that are subject to forfeiture. The Company’s condensed statements of operations and comprehensive income include a presentation of net income per share subject to redemption in a manner similar to the two-class method of income (loss) per share. With respect to the accretion of the Class A ordinary shares subject to possible redemption and consistent with ASC 480-10-S99-3A, the Company deemed the fair value of the Class A ordinary shares subject to possible redemption to approximate the contractual redemption value and the accretion has no impact on the calculation of net income per share. The Company’s public warrants and private placement warrants could, potentially, be exercised or converted into Class A ordinary shares and then share in the earnings of the Company. However, these warrants were excluded when calculating diluted income per share as the contingencies associated with the warrants had not been satisfied as of the end of the reporting periods presented. As a result, diluted income per share is the same as basic income per share for the periods presented.

Ordinary Shares subject to possible redemption

Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity (deficit). Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2024, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our condensed balance sheet. As of September 30, 2024, 20,000,000 shares of Class A ordinary shares were issued and outstanding and subject to possible redemption.

Warrant Liability

We account for warrants for ordinary shares of the Company that are not indexed to our own shares as liabilities at fair value on the condensed balance sheet. These warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized as a component of other income (expense) on the condensed statement of operations and comprehensive income. We will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the warrants. At that time, the portion of the warrant liability related to the warrants for ordinary shares will be reclassified to additional paid-in capital.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2024, we were not subject to any market or interest rate risk. The funds held in the Trust Account are only to be invested in United States government treasury bills, bonds or notes having a maturity of 185 days or less, or in money market funds meeting the applicable conditions under Rule 2a-7 promulgated under the Investment Company Act and that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

During our most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, in designing and evaluating the disclosure controls and procedures, management recognizes that any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for our Offering filed with the SEC on August 29, 2024. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Founder and Consulting Shares

During the period from May 8, 2024 (date of inception) to September 30, 2024, the Founder purchased a net 12,207,246 Class B ordinary shares (the “Founder Shares”), of which an additional 2,000,000 Class B ordinary shares were forfeited on October 25, 2024 following the Underwriters’ decision not to exercise the over-allotment option, for an aggregate purchase price of $100,000, or $0.00819186 per share. Additionally, on June 6, 2024, 300,000 Class B ordinary shares were sold for $3,000 to a consultant for its consulting services in connection with the Offering.

The shares issued to the Founder and consultant were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. Each holder of the Founder Shares is an “accredited investor” as such term is defined in Rule 501(a) of Regulation D under the Securities Act.

Private Placement Shares

Certain institutional investors (none of which are affiliated with any member of management, our Founder or any other investor) purchased from the Company an aggregate of 2,826,087 Class B ordinary shares at a price of $1.15 per share in a private placement that occurred simultaneously with the completion of the Offering.

The private placement shares were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. The institutional investors are each an “accredited investor” as such term is defined in Rule 501(a) of Regulation D under the Securities Act.

Private Placement Warrants

The Founder purchased from the Company an aggregate of 3,719,000 private placement warrants, at a price of $0.01561 per private placement warrant in a private placement that occurred simultaneously with the completion of the Offering. Each whole private placement warrant will be exercisable for $11.50 per share, and the exercise price of the private placement warrants may be adjusted in certain circumstances as described in Note 5 of the accompanying Notes to Unaudited Condensed Financial Statements. Under the terms of the Warrant Agreement, the Company has agreed to use its best efforts to file a new registration statement under the Securities Act, following the completion of the Company’s business combination.

The private placement warrants were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. The Founder is an “accredited investor” as such term is defined in Rule 501(a) of Regulation D under the Securities Act.

Use of Proceeds

On August 28, 2024, the SEC declared the Company’s initial Registration Statement on Form S-1 (File No 333-280015), in connection with the Offering of $200.0 million, effective.

The Company entered into an underwriting agreement on August 28, 2024 to conduct the Offering of 20,000,000 public units in the amount of $200.0 million in gross proceeds (the "public units"), with a 45-day option provided to the underwriters to purchase up to 3,000,000 additional public units solely to cover over-allotments, if any, in the amount of up to $30.0 million in additional gross proceeds. Each public unit consists of one Class A ordinary share of the Company, $0.0001 par value, and one redeemable warrant (a “public warrant”). Each whole public warrant is exercisable for one Class A ordinary share at a price of $11.50 per full share.

On August 30, 2024, the Company consummated the Offering of 20,000,000 public units. The public units were sold at a price of $10.00 per public unit, generating gross proceeds to the Company of $200,000,000.

As of September 30, 2024, we had cash of $2,006,512 held outside the Trust Account for working capital purposes.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: November 04, 2024	By:	/s/ Dr. Avi S. Katz
Dr. Avi S. Katz
Chief Executive Officer and Chairman (Principal Executive Officer)

Date: November 04, 2024	By:	/s/ Christine M. Marshall
Christine M. Marshall
Chief Financial Officer (Principal Financial and Accounting Officer)