Form 10-K
period 2024-12-31
GigCapital7 Corp.
filed 2025-03-06
CIK 2023730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-40839

GigCapital7 Corp.

(Exact name of Registrant as specified in its Charter)

Delaware	86-1728920
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1731 Embarcadero Rd., Suite 200 Palo Alto, CA	94303
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 276-7040

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.0001 par value and one redeemable warrant	GIGGU	The Nasdaq Stock Market LLC
Class A ordinary share, par value $0.0001 per share	GIG	The Nasdaq Stock Market LLC
Redeemable warrants, each full warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	GIGGW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The registrant was not a public company as of June 30, 2024 and therefore it cannot calculate the aggregate market value of its common equity held by non-affiliates as of such date.

As of March 4, 2025 20,000,000 Class A ordinary shares, par value $0.0001 per share and 13,333,333 Class B ordinary shares, par value $0.0001 per shares, were issued and outstanding.

i

CERTAIN TERMS

References in this Annual Report on Form 10-K (the “Annual Report”) to “we,” “us,” “our”, “GigCapital7” or the “Company” refer to GigCapital7 Corp. References to our “management” or our “management team” refer to our directors and executive officers. References to the “Sponsor” refer to GigAcquisitions7 Corp. References to "initial shareholders" refer to holders of our founders shares and private placement shares prior to the initial public offering. References to "founder shares" refer to the initial shares purchased by the Founder. References to "private placement warrants" refer to the warrants sold to the Sponsor in a private placement. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Security Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Annual Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. Actual results and shareholders’ value will be affected by a variety of risks and factors, including, without limitation, international, national and local economic conditions, merger, acquisition and business combination risks, financing risks, geo-political risks, acts of terror or war, and those risk factors described under “Item 1A. Risk Factors.” Many of the risks and factors that will determine these results and shareholders’ value are beyond the Company’s ability to control or predict. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

All such forward-looking statements speak only as of the date of this Annual Report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this Special Note Regarding Forward-Looking Statements.

PART I

Item 1. Business.

Introduction

We are a Cayman Islands exempted company formed for the purpose of effecting a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report as our initial business combination.

On August 30, 2024, we consummated an initial public offering (“Offering”) of 20,000,000 units (the “public units”). Each public unit consists of one Class A ordinary share of the Company (each a “public share”), and one redeemable warrant of the Company (a “public warrant”), with each whole public warrant entitling the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. The public units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $200,000,000.

We have not selected any specific business combination target. Our efforts to identify a prospective target business will not be limited to a particular industry or geographic region, although we intend to focus on companies in the technology, media, and telecommunications (“TMT”), artificial intelligence and machine learning (“AI/M”), cybersecurity, medical technology and medical equipment (“MedTech”), semiconductor and sustainable industries. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the sale of the private placement warrants, our common equity or any preferred equity that we may create in accordance with the terms of our charter documents, debt, or a combination of cash, common or preferred equity and debt.

We seek to capitalize on the significant experience and contacts of our management team to complete our initial business combination. We believe our management team’s distinctive background and record of acquisition and operational success could have a transformative impact on verified target businesses.

Our management team has significant hands-on experience helping companies optimize their existing and new growth initiatives. Further, we intend to share best practices and key learnings, gathered from our management team’s operating and investing experience, through their more than 30 years of experience in the public markets and more so the last eight years as repeat sponsors of special purpose acquisition company (“SPAC”) entities, as well as strong relationships in the TMT, cybersecurity and MedTech industries, to help shape corporate strategies. Additionally, our management team has operated and invested in leading global TMT,cybersecurity and MedTech companies across their corporate life cycles and has developed deep relationships with key large multi-national organizations, global leaders and executives, and private and public investors. We believe that these relationships and our management team’s know-how present a significant opportunity to help drive strategic dialogue, access new customer and strategic partner relationships, and achieve global ambitions to unlock value through the business combination closing, as well as following the completion of our initial business combination for a horizon of 3-5 years.

Business Strategy

Our business strategy is to identify and complete our initial business combination with a company that complements the experience of our management team and can benefit from our management team’s operational expertise. Our Company’s unique expertise offers a comprehensive framework for a publicly traded company to foster both organic and strategic growth initiatives within its operational ecosystem. Our selection process leveraged with our management team’s broad and deep relationship network and unique TMT, AI/ML, cybersecurity, MedTech, semiconductors and sustainable industries expertise, including proven deal-sourcing and structuring capabilities, to provide us with a multitude of business combination opportunities. Our management team has experience:

▪
operating companies, setting and changing strategies, and identifying, mentoring and recruiting world-class talent;
▪
developing and growing companies, both organically and inorganically, and expanding the product ranges and geographic footprints of a number of businesses;

▪
sourcing, structuring, acquiring and selling businesses and achieving synergies to create shareholder value at the initial stages of the public life cycle and through long-term operational horizon;
▪
establishing a wide deal flow and efficient methodology of screening superior mergers and acquisitions (“M&A”) targets worldwide;
▪
partnering with industry-leading companies to increase sales and improve the competitive position of those companies;
▪
addressing business and technological changes in an evolving global TMT, AI/ML, cybersecurity, MedTech, semiconductor and sustainable industries' landscape;
▪
evaluating the viability of emerging TMT, AI/ML, cybersecurity, MedTech, semiconductor and sustainable business models;
▪
executing IPOs and providing complete “one stop shop” services required for a successful process of becoming public, including, but not limited to, access to investors, legal and accounting support, investment and commercial banking services, investor and public relations services, and human resources services;
▪
fostering relationships with sellers, capital providers and target management teams; and
▪
accessing the capital markets across various business cycles, including financing businesses and assisting companies with the transition to public ownership.

Business Combination Criteria

Consistent with our strategy, we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses and, when evaluating a prospective target business, we expect to conduct a thorough due diligence review that will encompass, among other things, exploring U.S. and foreign prospective private and public companies, meetings with incumbent management and employees, document reviews and inspection of facilities, as applicable, as well as a review of financial and other information that will be made available to us. We intend to use the following and other criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet any or all of these criteria or guidelines:

▪
Companies that embrace today’s digital transformation and intelligent automation. We will seek TMT, AI/ML, cybersecurity, MedTech, semiconductor and sustainable companies anywhere in the world that embrace today’s digital transformation and intelligent automation as a competitive advantage. Being conscientious corporate citizens, we will focus on sustainable technology companies that can shape a better society and healthier environment. We believe that such an approach enables both organic and inorganic fast-paced growth, creating new strategic, operational and business opportunities fueled by the emerging cloud, analytics, big data and cognitive technologies. Businesses who rethink their current and future capabilities amid disruption will be better positioned for growth in the digital age. We seek to combine with the best available U.S. private or overseas private or foreign listed companies.
▪
Companies that will benefit from a public listing. We will focus on partners looking to move to the next level through a public combination and roll-up and primarily seek companies with entrepreneurial owners and leadership that may benefit from being publicly traded and may effectively utilize in furtherance of growth a broader access to capital and a public profile. A public status is designed to enhance organic and strategic growth opportunities and accelerate execution of business ideas in dynamic and competitive growth markets.
▪
Companies that will benefit from our industry expertise, mentorship and relationships. We will seek companies that will be best positioned to leverage our industry expertise, international capabilities, global experience, prior references, insights and relationships to create opportunities for value creation, whether through acquisitions, capital investments in organic growth opportunities, generating greater operating efficiencies or significantly improving financial performance. Our management has a proven track record and extensive M&A and capital market experience to help to define the public market strategy for our initial business combination. We believe our strategy leverages our management team’s distinctive background and vast network of industry leaders in the TMT, AI/ML, cybersecurity, MedTech, semiconductor and sustainable industries. We will seek to identify such opportunities for value creation in evaluating potential business combinations. Our management also demonstrated the speed, certainty, and efficiency in executing prior deals, which is highly desirable to quality business partners.
▪
Companies that are market-leading participants and possess differentiating technology and products. We will seek a target that has an established business and market position. While we will focus on TMT, AI/ML, cybersecurity, MedTech, semiconductor and sustainable businesses, we will not seek a target that is pre-revenue or in early stages of development with unproven technologies.
▪
Companies that are mid-sized businesses. We believe targeting companies in the mid-market will provide the greatest number of opportunities for investment and will maximize the benefits of the collective network of our management team and its affiliates.
▪
Companies with strong management. We will prioritize entities with well-established, proven and talented management teams that wish to continue to drive their companies to growth by leveraging a public market platform and are eager to succeed with support from an interactive and hands-on board of directors. To the extent we believe it will enhance shareholder value, we would seek to selectively supplement the existing leadership of the business with proven leaders from our network, whether at the senior management level or at the board level.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management team may deem relevant.

Sources of Target Businesses

We expect to evaluate opportunities that are sourced through the relationship networks of Dr. Katz and our combined management and advisory team, which includes numerous entrepreneurs, management teams, intermediaries and venture capital funds. Dr. Katz and our combined management and advisory team has considerable expertise in the evaluation of technology investments.

We believe based on our combined team’s business knowledge and past experience that there are numerous acquisition candidates. Our principal means of identifying potential target businesses is through the extensive contacts and relationships of our combined management team and advisory team. Although our sponsor, GigAcquisitions7 Corp ("Sponsor"), executive officers and directors are not required to commit any specific amount of time in identifying or performing due diligence on potential target businesses, our Sponsor, executive officers and directors, as augmented by our advisors, believe that the relationships they have developed over their careers and their access to their contacts and resources generate a number of potential business combination opportunities that can warrant further investigation. We also anticipate that target business candidates may also be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses they think we may be interested in on an unsolicited basis, since many of these sources will have read our filings with the Securities and Exchange Commission (the “SEC”) and know what types of businesses we are targeting. Our Sponsor, executive officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions.

Fair Market Value of Target Business

The target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (excluding any taxes payable on the interest earned, if any) at the time of the execution of a definitive agreement for our initial business combination, although we may acquire a target business whose fair market value significantly exceeds 80% of the trust account balance. Such initial business combination must be approved by a majority of the Company’s independent directors.

We currently anticipate structuring a business combination involving 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination where we merge directly with the target business or involving less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholder or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we could acquire a 100% controlling interest in the target; however, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% fair market value test. In order to consummate such an acquisition, we may issue a significant amount of our debt or equity securities to the sellers of such businesses and/or seek to raise additional funds through a private offering of debt or equity securities. Since we have no specific business combination under consideration, we have not entered into any such fund-raising arrangement and have no current intention of doing so.

The fair market value of the target will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). The proxy solicitation materials or tender offer documents used by us in connection with any proposed transaction will provide public shareholders with our analysis of the fair market value of the target business, as well as the basis for our determinations. If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, with respect to the satisfaction of such criteria. We will not be required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target business complies with the 80% threshold.

Status as a Public Company

We believe our structure makes us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering (“IPO”) through a merger or other business combination. In this situation, the owners of the target business would exchange their shares in the target business for shares or other securities or for a combination of shares, other securities and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses might find this method a more certain and cost-effective method to becoming a public company than the typical IPO. In a typical IPO, there are additional expenses incurred in marketing, roadshow and public reporting efforts that may not be present to the same extent in connection with a business combination with us. Furthermore, once the business combination is consummated, the target business will have effectively become public, whereas an IPO is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, that could prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with shareholders’ interests than it would have as a privately-held company. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees. However, there is currently no market for the target company’s securities and a market for the target company’s securities may not develop. As a result, this purported benefit may not be realized.

Although we believe that our status as a public company will make us an attractive business partner, some potential target businesses may view the inherent limitations in our status as a blank check company as a deterrent and may prefer to effect a business combination with a more established entity or with a private company. These inherent limitations include limitations on our available financial resources, which may be inferior to those of other entities pursuing the acquisition of similar target businesses; the requirement that we seek shareholder approval of a business combination or conduct a tender offer in relation thereto, which may delay the consummation of a transaction; and the existence of our outstanding rights and warrants, which may represent a source of future dilution.

Financial Position

With funds available for a business combination as of December 31, 2024 in the amount of $203,188,704, assuming no redemptions, we can offer the target business a means to fund future expansion and growth of its business. Because we are able to consummate a business combination using the cash proceeds in our trust account, debt or a combination of the foregoing, we have the flexibility to use an efficient structure allowing us to tailor the consideration to be paid to the target business to address the needs of the parties. However, if a business combination requires us to use substantially all of our cash to pay for the purchase price, we may need to arrange third party financing to help fund our business combination. Since we have no specific business combination under consideration, we have not taken any steps to secure third-party financing. Accordingly, our flexibility in structuring a business combination maybe subject to constraints resulting from a need to finance such business combination.

Lack of Business Diversification

For an indefinite period of time after consummation of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By consummating our initial business combination with only a single entity, our lack of diversification may:

▪
Subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and
▪
Cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate a Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of a target business’ management may not prove to be correct. Moreover, members of our management team may not have significant experience or knowledge relating to the operations of the particular target business. The future role of members of our management team, if any, in a post-transaction company cannot presently be stated with any certainty. Consequently, members of our management team may not become a part of the post-transaction company’s management team or serve it in board of directors or advisory positions, and the future management may not have the necessary skills, qualifications or abilities to manage a public company. Further, it is also not certain whether one or more of our directors will remain associated with the post-transaction company in some capacity following our initial business combination. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following our initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. However, we may not have the ability to recruit additional managers, or to locate additional managers who will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve Our Business Combination

In connection with any proposed business combination, we will either (1) seek shareholder approval of our initial business combination at a meeting called for such purpose at which shareholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), or (2) provide our shareholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein.

We will seek shareholder approval if it is required by applicable law or stock exchange listing requirement, provided, that we may also decide to seek shareholder approval for business or other reasons.

Under the Nasdaq listing rules, shareholder approval would be required for our initial business combination if, for example:

▪
we issue (other than in a public offering for cash) ordinary shares that will either (a) be equal to or in excess of 20% of the number of ordinary shares then outstanding or (b) have voting power equal to or in excess of 20% of the voting power then outstanding;
▪
any of our directors, officers or substantial security holders (as defined by the Nasdaq rules) has a 5% or greater interest, directly or indirectly, in the target business or assets to be acquired and if the number of ordinary shares to be issued, or if the number of ordinary shares into which the securities may be convertible or exercisable, exceeds 5% of the number of ordinary shares or 5% of the voting power outstanding before the issuance in the case of any substantial security holders; or
▪
the issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

If we determine to engage in a tender offer, such tender offer will be structured so that each shareholder may tender any or all of his, her or its shares rather than some pro rata portion of his, her or its shares. The decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on business and legal reasons, which include a variety of factors, including, but not limited to:

▪
the timing of the proposed transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place us at a disadvantage in the transaction or result in other additional burdens on us;
▪
the expected cost of holding a shareholder vote;
▪
the risk that our shareholders would fail to approve the initial business combination;
▪
other time and budget constraints; and
▪
potential additional legal complexities of an initial business combination that would be time-consuming and burdensome to present to shareholders.

Unlike other blank check companies which require shareholder votes and conduct proxy solicitations in conjunction with their initial business combinations and related conversions of public shares for cash upon consummation of such initial business combination even when a vote is not required by law, we will have the flexibility to avoid such shareholder vote and allow our shareholders to sell their shares pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act which regulate issuer tender offers. In that case, we will file tender offer documents with the SEC, which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules. We will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, if we seek shareholder approval, a majority of the ordinary shares voted at a shareholder meeting are voted in favor of the business combination.

Redemption Rights

At any meeting called to approve an initial business combination, public shareholders (but not our Sponsor, executive officers and directors) may seek to redeem their public shares, regardless of whether they vote for or against the proposed business combination, by converting such shares into their pro rata share of the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, less any taxes then due but not yet paid (which taxes may be paid only from the interest earned on the funds in the trust account, net of taxes). Alternatively, we may provide our public shareholders (but not our Sponsor, executive officers and directors) with the opportunity to sell their public shares to us through a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, less any taxes then due but not yet paid. Our Sponsor, executive officers and directors have each entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to all ordinary shares in connection with the completion of our initial business combination.

The non-managing investors that hold private placement shares are not required to (i) hold any public units, public shares or public warrants they purchase in the Offering or may purchase thereafter for any amount of time, (ii) vote any public shares they may own at the applicable time in favor of our initial business combination (although the non-managing investors have agreed to vote their private placement shares in favor of an initial business combination), or (iii) refrain from exercising their right to redeem their public shares at the time of our initial business combination. The non-managing investors have the same rights to the funds held in the trust account with respect to the public shares comprising part of the public units they purchased in the Offering as the rights afforded to our other public shareholders. However, since the non-managing investors purchased certain public units in the Offering for which they expressed to us an interest and assuming they will continue holding such units at the time of an initial business combination, the non-managing investors will have different interests than our other public shareholders in approving our initial business combination and otherwise exercising their rights as public shareholders because of their ownership of private placement shares.

We may also require public shareholders seeking redemption, whether they are a record holder or hold their shares in “street name,” to either (i) tender their certificates to our transfer agent or (ii) deliver their shares to the transfer agent electronically using the Depository Trust Company’s (“DTC”) DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option, in each case prior to a date set forth in the proxy materials sent in connection with the proposal to approve the business combination.

There is a nominal cost associated with the above-referenced delivery process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $80.00 and it would be up to the broker whether or not to pass this cost on to the holder. This fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to do so prior to the time that we know that the proposed business combination will be consummated. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated. Thus, in the event we require shareholders seeking to exercise redemption rights to deliver their shares prior to the consummation of the proposed business combination and the proposed business combination is not consummated, this may result in an increased cost to shareholders.

Any proxy solicitation materials we furnish to shareholders in connection with a vote for any proposed business combination will indicate whether we are requiring shareholders to satisfy such certification and delivery requirements. Accordingly, a shareholder would have from the time the shareholder received our proxy statement up until the time designated in the proxy statement to deliver his, her or its shares if he, she or it wishes to seek to exercise his, her or its redemption rights. This time period varies depending on the specific facts of each transaction. However, as the delivery process can be accomplished by the shareholder, whether or not he, she or it is a record holder or his, her or its shares are held in “street name,” in a matter of hours by simply contacting the transfer agent or his, her or its broker and requesting delivery of his, her or its shares through the DWAC System, we believe this time period is sufficient for an average investor. However, we cannot assure you of this fact. Please see the risk factor titled “We will require public shareholders who wish to redeem their public shares in connection with a proposed business combination to comply with specific requirements for redemption that may make it more difficult for them to exercise their redemption rights prior to the deadline for exercising their rights” for further information on the risks of failing to comply with these requirements.

The foregoing is different from the procedures historically used by some blank check companies. Traditionally, in order to perfect redemption rights in connection with a blank check company’s business combination, the company would distribute proxy materials for the shareholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his, her or its redemption rights. After the business combination was approved, the company would contact such shareholder to arrange for him, her or it to deliver his, her or its certificate to verify ownership. As a result, the shareholder then had an “option window” after the consummation of the business combination during which he, she or it could monitor the price of the company’s stock in the market. If the price rose above the conversion price, he could sell his, her or its shares on the open market before actually delivering his, her or its shares to the company for cancellation. As a result, the redemption rights, to which shareholders were aware they needed to commit before the shareholder meeting, would become a “continuing” right surviving past the consummation of the business combination until the holder delivered his, her or its certificate or shares. The requirement for physical or electronic delivery prior to the meeting ensures that a holder’s election to convert his, her or its shares is irrevocable once the business combination is approved.

Any request to redeem such shares once made, may be withdrawn at any time up to the vote on the proposed business combination. Furthermore, if a holder of a public share delivered his, her or its certificate or shares in connection with an election of such shares’ redemption and subsequently decides prior to the vote on the proposed business combination not to elect to exercise such rights, he, she or it may simply request that the transfer agent return the certificate or shares (physically or electronically).

If the initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account as of two business days prior to the consummation of the initial business combination. In such case, we will promptly return any certificates or shares delivered by public holders. Furthermore, if the initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights will not be entitled to convert their shares into a full pro rata portion of the trust account, as applicable. We will thereafter promptly return any shares delivered by public shareholders. In such case, public shareholders may only share in the assets of the trust account upon our liquidation. This may result in public shareholders receiving less than they would have received if the business combination was completed and they had exercised redemption rights in connection therewith due to potential claims of creditors. If we would be left with less than $5,000,001 of net tangible assets as a result of the holders of public shares properly demanding redemption of their shares, we will likely be unable to consummate a business combination.

Liquidation if No Business Combination

Our amended and restated articles and memorandum of association provides that we will have only 21 months from the closing of the Offering to complete an initial business combination. If we have not completed an initial business combination by such date, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten (10) business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account (less up to $100,000 of such net interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under the Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Our Sponsor, executive officers and directors have agreed that they will not propose any amendment to our amended and restated memorandum and articles of association that would stop our public shareholders from converting or selling their public shares to us in connection with a business combination or affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete a business combination within 21 months from the closing of the Offering unless we provide our public shareholders with the opportunity to redeem their public shares upon such approval at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, net of franchise and income taxes payable, divided by the number of then outstanding public shares. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our Sponsor, any executive officer, director or director nominee, or any other person.

The non-managing investors that hold private placement shares are not required to (i) hold any public units, public shares or public warrants they purchased in the Offering or may purchase thereafter for any amount of time, (ii) vote any public shares they may own at the applicable time in favor of our initial business combination (although the non-managing investors have agreed to vote their private placement shares in favor of an initial business combination), or (iii) refrain from exercising their right to redeem their public shares at the time of our initial business combination. The non-managing investors have the same rights to the funds held in the trust account with respect to the public shares comprising part of the public units they purchased in the Offering as the rights afforded to our other public shareholders. However, since the non-managing investors purchased certain public units in the Offering for which they expressed to us an interest and assuming they will continue holding such units at the time of an initial business combination, the non-managing investors will have different interests than our other public shareholders in approving our initial business combination and otherwise exercising their rights as public shareholders because of their ownership of private placement shares.

We are required to use our reasonable best efforts to have all third parties (including any vendors or other entities we engage after the Offering) and any prospective target businesses enter into agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account. As a result, the claims that could be made against us will be limited, thereby lessening the likelihood that any claim would result in any liability extending to the trust. We therefore believe that any necessary provision for creditors will be reduced and should not have a significant impact on our ability to distribute the funds in the trust account (net of taxes and less $100,000 for dissolution expenses) to our public shareholders. Nevertheless, we cannot assure you of this fact as there is no guarantee that vendors, service providers and prospective target businesses will execute such agreements. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver.

We anticipate notifying the trustee of the trust account to begin liquidating such assets promptly after such date and anticipate it will take no more than ten (10) business days to effectuate such distribution. Our initial shareholders have waived their rights to participate in any liquidation distribution with respect to the founder shares and private placement shares. There will be no distribution from the trust account with respect to our warrants, which will expire worthless. We will pay the costs of any subsequent liquidation from our remaining assets outside of the trust account and the interest earned on the funds held in the trust account that we are permitted to withdraw to pay such expenses.

If we are unable to complete an initial business combination and expend all of the net proceeds of the Offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the initial per-share redemption price would be $10.00. The proceeds deposited in the trust account could, however, become subject to claims of our creditors that are in preference to the claims of public shareholders.

Our public shareholders shall be entitled to receive funds from the trust account only in the event of our failure to complete a business combination within the required time period or if the shareholders seek to have us redeem or purchase their respective shares upon a business combination which is actually completed by us or upon certain amendments to our chartered documents as described elsewhere herein. In no other circumstances shall a shareholder have any right or interest of any kind to or in the trust account.

Our public shareholders shall be entitled to receive funds from the trust account only in the event of our failure to complete a business combination within the required time period or if the shareholders seek to have us redeem or purchase their respective shares upon a business combination which is actually completed by us or upon certain amendments to our charter documents as described elsewhere herein. In no other circumstances shall a shareholder have any right or interest of any kind to or in the trust account.

Our initial shareholders will not participate in any redemption distribution from our trust account with respect to their founder shares and private placement shares. Additionally, any loans made by our officers, directors, sponsors or their affiliates for working capital needs will be forgiven and not repaid if we are unable to complete an initial business combination.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we cannot make any assurance of the amount we will be able to return to our public shareholders.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our shareholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public shareholders promptly after 21 months from the closing of the Offering, this may be viewed or interpreted as giving preference to our public shareholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board of directors may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our Company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Amended and Restated Memorandum and Articles of Association

Our amended and restated memorandum and articles of association contain certain requirements and restrictions relating to the Offering that will apply to us until the consummation of our initial business combination. These provisions cannot be amended without the approval of a majority of our shareholders. If we seek to amend any provisions of our amended and restated memorandum and articles of association that would stop our public shareholders from converting or selling their shares to us in connection with a business combination or affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete a business combination within 21 months from the closing of the Offering, we will provide dissenting public shareholders with the opportunity to convert their public shares in connection with any such vote. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our Sponsor, any executive officer, director or director nominee, or any other person. Our initial shareholders have agreed to waive any redemption rights with respect to their founder shares and private placement shares held by them, and the Sponsor has agreed to waive its redemption rights with respect to any public shares it may hold, in each case in connection with any vote to amend our amended and restated memorandum and articles of association. Specifically, our amended and restated memorandum and articles of association provides, among other things, that:

▪
we shall either (1) seek shareholder approval of our initial business combination at a meeting called for such purpose at which shareholders may seek to redeem their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), or (2) provide our shareholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein;
▪
we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, if we seek shareholder approval, a majority of ordinary shares voted at a shareholder meeting are voted in favor of the business combination;

▪
if our initial business combination is not consummated within 21 months from the closing of the Offering then we will redeem all of the outstanding public shares and thereafter liquidate and dissolve our Company;
▪
upon the consummation of the Offering, $200,000,000 shall be placed into the trust account; and
▪
prior to our initial business combination, we may not issue additional shares that participates in any manner in the proceeds of the trust account, or that votes as a class with the public shares sold in the Offering on any matter.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. Although we believe there may be numerous potential target businesses that we could acquire with the net proceeds of the Offering, our ability to compete in acquiring certain sizable target businesses may be limited by our available financial resources.

The following also may not be viewed favorably by certain target businesses:

▪
Our obligation to seek shareholder approval of a business combination or engage in a tender offer may delay the completion of a transaction;
▪
Our obligation to redeem Class A ordinary shares held by our public shareholders may reduce sources available to us for a business combination; and
▪
Our outstanding warrants and the potential future dilution they represent.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Employees

We have two executive officers. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process the Company is in. Accordingly, once a suitable target business to acquire has been located, management will spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time on our affairs) than had been spent prior to locating a suitable target business. We presently expect our executive officers to devote such amount of time as they reasonably believe is necessary to our business. We do not intend to have any full-time employees prior to the consummation of a business combination.

Periodic Reporting and Financial Information

We have registered our public units, public shares and public warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, this Annual Report contains financial statements audited and reported on by our independent registered public accountants.

We will provide shareholders with audited financial statements of the prospective target business as part of any proxy solicitation materials or tender offer documents sent to shareholders to assist them in assessing the target business. These financial statements will need to be prepared in accordance with or reconciled to accounting principles generally accepted in the United States (“GAAP”) or international financial reporting standards (“IFRS”), as issued by the International Accounting Standards Board. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have the necessary financial statements. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business.

We are not required to assess our internal control procedures until the fiscal year ending December 31, 2025 as required by the Sarbanes-Oxley Act. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Item 1A. Risk Factors.

Summary of Risk Factors

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

•	We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

•

Our public shareholders may not be afforded an opportunity to vote on our proposed business combination, and even if we hold a vote, holders of our founder shares and private placement shares will participate in such vote, which means we may consummate our initial business combination even though a majority of our public shareholders do not support such a combination.

•

If we seek shareholder approval of our initial business combination, our initial shareholders have agreed to vote their founder shares and private placement shares, which constitutes approximately 40% of the issued and outstanding ordinary shares, in favor of such initial business combination, regardless of how our public shareholders vote. In addition, although the non-managing investors have not committed to vote their public shares in favor of a business combination, they may do so because of their ownership of the private placement shares, regardless of how other public shareholders vote.

•	Your only opportunity to effect your investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

•

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

•

The requirement that we complete our initial business combination within 21 months from the closing of the Offering may give potential target businesses leverage over us in negotiating our initial business combination and may limit the amount of time we have to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to consummate our initial business combination on terms that would produce value for our shareholders.

•

We may not be able to consummate our initial business combination within the required time period, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

•

Our search for and ability to complete a business combination, and any target business with which we ultimately complete a business combination, may be adversely affected by general market conditions, political considerations, pandemics, volatility in the capital and debt markets and other social and geopolitical events.

•

As the number of SPACs evaluating targets increases, and other issued SPAC entities may come to market with superior terms for the targets, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

•

If we seek shareholder approval of our initial business combination pursuant to a proxy solicitation, our Sponsor, directors, executive officers, consultant and their affiliates may elect to purchase shares from other shareholders, in which case they may influence a vote in favor of a proposed business combination that you do not support.

•	You will not be entitled to protections normally afforded to investors of many other blank check companies.

•

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on our redemption of their stock, and our warrants will expire worthless.

•

The non-managing investors have expressed an interest to purchase substantially all of the public units in the Offering, which may affect our ability to meet Nasdaq listing requirements or maintain such listing, may reduce the trading volume, volatility and liquidity for our public shares if the non-managing investors choose not to trade their public shares post-offering, and may adversely affect the trading price of our public shares.

•

If we seek shareholder approval of our business combination pursuant to a proxy solicitation (meaning we would not conduct redemptions pursuant to the tender offer rules), and if you or a “group” of shareholders are deemed to hold in excess of 15% of the issued and outstanding public shares sold in the Offering, you will lose the ability to redeem all such shares in excess of 15% of the issued and outstanding public shares sold in the Offering.

•

If the net proceeds of the Offering and the sale of the private placement shares, private placement warrants and founder shares not being held in the trust account are insufficient to allow us to operate for at least the next 21 months from the closing of the Offering, we may be unable to complete our initial business combination, and we will depend on loans from our Sponsor or management team to fund our search and to complete our initial business combination.

•

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete our initial business combination, which may adversely affect our financial condition and thus negatively impact the value of our shareholders’ investment in us.

•

Our directors may decide not to enforce indemnification obligations against our Sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

•

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

•	Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them.

•	If third parties bring claims against the Company, the proceeds held in trust could be reduced and the per-share redemption price received by shareholders may be less than $10.00 per share.

•

The grant of registration rights to our initial shareholders, including the non-managing investors, may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our public shares.

•

Because we are not limited to any particular business or specific geographic location or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’ operations.

•	We may seek acquisition opportunities outside the TMT, AI/ML, cybersecurity, MedTech, semiconductor and sustainable industry, which may be outside of our management’s areas of expertise.

•

We may only be able to complete one business combination with the proceeds of the Offering, and the sale of the private placement shares and private placement warrants, which will cause us to be solely dependent on a single business, which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

•	Our initial shareholders will control a substantial interest in us and thus may influence certain actions requiring a shareholder vote.

•	Redeeming shareholders may be unable to sell their securities when they wish to in the event that the proposed business combination is not approved.

•	We are likely to be treated as a passive foreign investment company (“PFIC”), which could result in adverse U.S. federal income tax consequences to U.S. investors.

•

If we are unable to consummate our initial business combination within 21 months from the closing of the Offering, our public shareholders may be forced to wait beyond such period before redemption from our trust account.

•

If our initial business combination involves a company organized under the laws of the United States (or any subdivision thereof), a U.S. federal excise tax could be imposed on us in connection with any redemptions of our public shares after or in connection with such initial business combination.

•	An investment in our securities, and certain subsequent transactions with respect to our securities, may result in uncertain or adverse U.S. federal income tax consequences for an investor.

•

Transactions in connection with or in anticipation of our initial business combination and our structure thereafter may not be tax-efficient to our shareholders and warrant holders. As a result of our initial business combination, our tax obligations may be more complex, burdensome and uncertain.

•	The other risks and uncertainties discussed in “Risk Factors” and elsewhere in this Annual Report.

Risks Relating to our Search for, and Consummation of or Inability to Consummate, a Business Combination

Our public shareholders may not be afforded an opportunity to vote on our proposed business combination, and even if we hold a vote, holders of our founder shares and private placement shares will participate in such vote, which means we may consummate our initial business combination even though a majority of our public shareholders do not support such a combination.

We may choose not hold a shareholder vote to approve our initial business combination unless the business combination would require shareholder approval under applicable law or stock exchange rules or if we decide to hold a shareholder vote for business or other reasons. For instance, the Nasdaq rules currently allow us to engage in a tender offer in lieu of a shareholder meeting, but would still require us to obtain shareholder approval if we were seeking to issue more than 20% of our issued and outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our issued and outstanding shares, we would seek shareholder approval of such business combination. However, except as required by applicable law or stock exchange rules, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may consummate our initial business combination even if holders of a majority of the issued and outstanding ordinary shares do not approve the business combination we consummate. Our Sponsor controls a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

If we seek shareholder approval of our initial business combination, our initial shareholders have agreed to vote their founder shares and private placement shares, which constitutes approximately 40% of the issued and outstanding ordinary shares, in favor of such initial business combination, regardless of how our public shareholders vote. In addition, although the non-managing investors have not committed to vote their public shares in favor of a business combination, they may do so because of their ownership of the private placement shares, regardless of how other public shareholders vote.

We expect that our initial shareholders and their permitted transferees, will beneficially own at least approximately 40% of the issued and outstanding ordinary shares at the time of any such shareholder vote (not accounting for any public shares purchased in the Offering or public shares which may be purchased after the Offering on the open market). Our initial shareholders and management team also may from time to time purchase public units or public shares prior to our initial business combination. If the non-managing investors do not trade any public units purchased in the Offering and continue holding such securities until an initial business combination, we expect that the initial shareholders will beneficially own approximately 80.7% of the issued and outstanding ordinary shares at the time of any shareholder vote. Our amended and restated memorandum and articles of association provides that, if we seek shareholder approval of an initial business combination, such initial business combination will be approved if we receive an ordinary resolution under Cayman Islands law and our amended and restated memorandum and articles of association, which requires the affirmative vote of at least a majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company. Our initial shareholders (and their permitted transferees) have agreed, pursuant to the terms of the agreements entered into with us, to vote their founder shares and private placement shares in favor of our initial business combination, but not any public shares that the non-managing investors may own. As a result, in addition to the founder shares and private placement shares held by our initial shareholders, we would need approximately 3,333,334 public shares, or approximately 16.7% of the 20,000,000 public shares sold in the Offering to be voted in favor of a transaction (assuming all issued and outstanding shares are voted) in order to have such initial business combination approved.

If the non-managing investors do not trade any public units purchase in the Offering and continue holding such securities until an initial business combination, then the non-managing investors will potentially have different interests than our other public shareholders in approving our initial business combination and otherwise exercising their rights as public shareholders because of their ownership of the private placement shares. The non-managing investors will share in any appreciation of the private placement shares if we successfully complete a business combination. Accordingly, non-managing investors’ interests in the private placement shares owned by them may provide them with an incentive to vote any public shares they own in favor of a business combination, and make a substantial profit on such interests, even if the business combination is with a target that ultimately declines in value and is not profitable for other public shareholders. For more information on different interests between the non-managing investors and public shareholders, please see “— Our management team, the non-managing investors and our Sponsor may make a profit on any initial business combination, even if any public shareholders who did not redeem their shares would experience a loss on that business combination. As a result, the economic interests of our management team, the non-managing investors and our Sponsor may not fully align with the economic interests of public shareholders.

Assuming that only the holders of one-third of our issued and outstanding ordinary shares, representing a quorum under our amended and restated memorandum and articles of association, vote their ordinary shares at a general meeting of the Company, we will not need any public shares in addition to our founder shares to be voted in favor of an initial business combination in order to approve an initial business combination. However, if our initial business combination is structured as a statutory merger or consolidation with another company under Cayman Islands law, the approval of our initial business combination will require a special resolution, which requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our initial shareholders to vote their founder shares and private placement shares in favor of our initial business combination will increase the likelihood that an ordinary resolution will be passed, being the requisite shareholder approval for such initial business combination.

Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of one or more target businesses. Because our board of directors may consummate our initial business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder vote. Accordingly, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into our initial business combination with a target.

We may enter into a transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we may not be able to meet such closing condition, and as a result, would not be able to proceed with such business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon the consummation of our initial business combination or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Our amended and restated memorandum and articles of association will require us to provide all of our public shareholders with an opportunity to redeem all of their shares in connection with the consummation of any initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 upon the consummation of our initial business combination, or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets would be aware of these risks and, thus, may be reluctant to enter into our initial business combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our public shares may not allow us to consummate the most desirable business combination or optimize our capital structure.

In connection with the successful consummation of our initial business combination, we may redeem up to that number of public shares that would permit us to maintain net tangible assets of $5,000,001 upon the consummation of our initial business combination. If our initial business combination requires us to use substantially all of our cash to pay the purchase price, the redemption threshold may be further limited. Alternatively, we may need to arrange third-party financing to help fund our business combination in case a larger percentage of shareholders exercise their redemption rights than we expect. If the acquisition involves the issuance of our shares as consideration, we may be required to issue a higher percentage of our shares to the target or its shareholders to make up for the failure to satisfy a minimum cash requirement. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels.

Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B ordinary shares results in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares at the time of our initial business combination. The effect of this dilution will be greater for shareholders who do not redeem. We may not be able to generate sufficient value from the completion of our initial business combination in order to overcome the dilutive impact of these and other factors, and, accordingly, you may incur a net loss on your investment. Please see “— The nominal purchase price paid by our Sponsor and consultant for the founder shares and paid by the non-managing investors for private placement shares may result in significant dilution to the implied value of your public shares upon the consummation of our initial business combination.” The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The requirement that we maintain a minimum net worth or retain a certain amount of cash could increase the probability that our business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If, pursuant to the terms of our initial business combination, we are required to maintain a minimum net worth or retain a certain amount of cash in trust in order to consummate the business combination and regardless of whether we proceed with redemptions under the tender or proxy rules, the probability that our business combination would be unsuccessful is increased. If our business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate. If you are in need of immediate liquidity, you could attempt to sell your shares on the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in our trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares on the open market.

The requirement that we complete our initial business combination within 21 months from the closing of the Offering may give potential target businesses leverage over us in negotiating our initial business combination and may limit the amount of time we have to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to consummate our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning our initial business combination will be aware that we must consummate our initial business combination within 21 months from the closing of the Offering. Consequently, such target businesses may obtain leverage over us in negotiating our initial business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation. The length of time it may take us to complete our diligence and negotiate a business combination may reduce the amount of time available for us to ultimately complete an initial business combination should such diligence or negotiations not lead to a consummated initial business combination.

We may not be able to consummate our initial business combination within the required time period, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We must complete our initial business combination within 21 months from the closing of the Offering. We may not be able to find a suitable target business and consummate our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, political considerations, volatility in the capital and debt markets, other social and geopolitical events, and the other risks described herein, including, but not limited to, the war between Russia and Ukraine and the Israel-Hamas conflict. Additionally, the outbreak of unforeseen occurrence of natural disasters, such as the recent COVID-19 pandemic, may negatively impact businesses we may seek to acquire and may make it harder for us to find a suitable target business and consummate our initial business combination.

If we are unable to consummate our initial business combination within the required time period (or any extended period of time that we may have to consummate an initial business combination as a result of an amendment to our amended and restated memorandum and articles of association), we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten (10) business days thereafter, redeem the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable, if any), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only $10.00 per public share, or less than $10.00 per public share, on the redemption of their shares. See “— If third parties bring claims against the Company, the proceeds held in trust could be reduced and the per-share redemption price received by shareholders may be less than $10.00 per share.”

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent and ongoing military action between Russia and Ukraine.

On February 24, 2022, Russian military forces launched a military action in Ukraine, and sustained conflict and disruption in the region is likely. Although the length, impact and outcome of the ongoing military conflict in Ukraine is highly unpredictable, this conflict could lead to significant market and other disruptions, including significant volatility in commodity prices and supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability, changes in consumer or purchaser preferences as well as increase in cyberattacks and espionage. Russia’s recognition of two separatist republics in the Donetsk and Luhansk regions of Ukraine and subsequent military action against Ukraine have led to an unprecedented expansion of sanction programs imposed by the United States, the European Union, the United Kingdom, Canada, Switzerland, Japan and other countries against Russia, Belarus, the Crimea Region of Ukraine, the so-called Donetsk People’s Republic and the so-called Luhansk People’s Republic.

The situation is rapidly evolving as a result of the conflict in Ukraine, and the United States, the European Union, the United Kingdom and other countries may implement additional sanctions, export controls or other measures against Russia, Belarus and other countries, regions, officials, individuals or industries in the respective territories. Such sanctions and other measures, as well as the existing and potential further responses from Russia or other countries to such sanctions, tensions and military actions, could adversely affect the global economy and financial markets and could adversely affect our ability to search for a business combination or finance such business combination, and the business, financial condition and results of operations of any target business with which we ultimately consummate a business combination may be materially adversely affected.

Our search for and ability to complete a business combination, and any target business with which we ultimately complete a business combination, may be adversely affected by general market conditions, political considerations, pandemics, volatility in the capital and debt markets and other social and geopolitical events.

Our search for and ability to complete a business combination is subject to macroeconomic and geopolitical risks, including the emergence or continuation of widespread health emergencies or pandemics (similar to the recent COVID-19 pandemic), cyberattacks or campaigns, the current or anticipated impact of climate change, extreme weather events or natural disasters, military conflict, civil unrest, terrorism or other similar events, which could adversely affect business and economic conditions in the U.S. and abroad. The business of any potential target business with which we consummate a business combination could be materially and adversely affected by these types of events. Furthermore, we may be unable to complete a business combination as a result of these macroeconomic, geopolitical or other events, including if these events restrict travel, or limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which one of these types of events could impact our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted. In addition, various conflicts, such as Russia’s invasion of Ukraine, and conflicts in the Middle East, could result in regional instability and adversely impact commodity and other financial markets as well as economic conditions. These events could create inflationary pressure or otherwise effect the global economy, all of which could negatively impact our ability to complete a business combination or otherwise affect target businesses.

If any macroeconomic, geopolitical or other matters of global concern cause disruptions to the business environment for an extended period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected. Additionally, our ability to complete a business combination transaction may depend on the ability to raise sufficient equity and debt financing, and any of these or similar events could adversely impact our or the target’s ability to do so due to, among other things, increased market volatility, decreased market liquidity and the availability of third-party financing on terms acceptable to us or at all.

Macro-economic turbulence and instability relating to recent and ongoing global conflicts and other drivers of uncertainty may adversely affect our business, investments and results of operations and our ability to successfully consummate a business combination.

A deterioration in economic conditions and related drivers of global uncertainty and change, such as reduced business activity, high unemployment, rising interest rates, housing prices, and energy prices (including the price of gasoline), increased consumer indebtedness, lack of available credit, the rate of inflation, and consumer perceptions of the economy, as well as other factors, such as terrorist attacks, protests, looting, and other forms of civil unrest, cyberattacks and data breaches, public health emergencies (such as the COVID-19 pandemic and other epidemics), extreme weather conditions and climate change, significant changes in the political environment, political instability, armed conflict (such as the ongoing military conflict between Ukraine and Russia and the military conflict in Israel and Gaza) and/or public policy, including increased state, local or federal taxation, could adversely affect our financial condition, the financial condition of prospective target companies for our initial business combination, or the financial condition of the combined company even if we successfully consummate a business combination, as well as our ability to locate a commercially viable target company for our business combination in the first instance.

Recent increases in inflation in the United States and elsewhere could make it more difficult for us to complete our initial business combination.

Recent increases in inflation in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, or other national, regional or international economic disruptions, any of which could make it more difficult for us to complete our initial business combination.

As the number of SPACs evaluating targets increases, and other issued SPAC entities may come to market with superior terms for the targets, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of SPACs that have been formed has increased substantially. Many potential targets for SPACs have already entered into an initial business combination, and there are still many companies preparing for an initial public offering. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination.

In addition, because there are more SPACs seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

If we seek shareholder approval of our initial business combination pursuant to a proxy solicitation, our Sponsor, directors, executive officers, consultant and their affiliates may elect to purchase shares from other shareholders, in which case they may influence a vote in favor of a proposed business combination that you do not support.

If we seek shareholder approval of our initial business combination pursuant to a proxy solicitation (meaning we would not conduct redemptions pursuant to the tender offer rules), our Sponsor, directors, executive officers, consultant or any of their affiliates are permitted to purchase ordinary shares in privately negotiated transactions or on the open market either prior to or following the consummation of our initial business combination. Any such purchase would be required to include a contractual acknowledgement that the selling shareholder, although he may still be the record holder of the shares being sold, would, upon consummation of such sale, no longer be the beneficial owner of such shares and would agree not to exercise the redemption rights applicable to such shares. In the event that our Sponsor, directors, executive officers, consultant or any of their affiliates purchase public shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, any such selling shareholders would be required to revoke their prior elections to redeem their public shares prior to the consummation of the transaction.

The purpose of such purchases could be to (1) increase the likelihood of obtaining shareholder approval of the initial business combination or (2) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of the business combination, where it appears that such requirement would otherwise not be met. This may result in the consummation of an initial business combination that may not otherwise have been possible.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our tender offer or proxy materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. For example, we may require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer or proxy materials documents mailed to such holders, or up to two business days prior to the vote on the proposal to approve the initial business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a shareholder fails to comply with these procedures, its shares may not be redeemed.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of the Offering are intended to be used to complete our initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, since we have net tangible assets of at least $5,000,001 upon the successful consummation of the Offering and filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our public units will be immediately tradable and we may have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, offerings subject to Rule 419 would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our consummation of an initial business combination.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on our redemption of their stock, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there will be numerous target businesses we could potentially acquire with the net proceeds of the Offering and the sale of the private placement share and private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. Our Sponsor, any of its affiliates or any of their respective clients may make additional investments in us, although our Sponsor and its affiliates have no obligation or other duty to do so.

This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek shareholder approval of our initial business combination and we are obligated to pay cash for public shares that are redeemed, it will potentially reduce the resources available to us for our initial business combination. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating and completing a business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. Please see “—If third parties bring claims against the Company, the proceeds held in trust could be reduced and the per-share redemption price received by shareholders may be less than $10.00 per share.” and other risk factors herein.

We will require public shareholders who wish to redeem their public shares in connection with a proposed business combination to comply with specific requirements for redemption that may make it more difficult for them to exercise their redemption rights prior to the deadline for exercising their rights.

We will require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the expiration date set forth in the tender offer documents mailed to such holders, or in the event we distribute proxy materials, up to two business days prior to the vote on the proposal to approve the business combination, or to deliver their shares to the transfer agent electronically using the DWAC System, at the holder’s option. In order to obtain a physical stock certificate, a shareholder’s broker and/or clearing broker, The DTC and our transfer agent will need to act to facilitate this request. It is our understanding that shareholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical stock certificate. While we have been advised that it takes a short time to deliver shares through the DWAC System, this may not be the case. Under our amended and restated memorandum and articles of association, we are required to provide at least 7 days advance notice of any shareholder meeting, which would be the minimum amount of time a shareholder would have to determine whether to exercise redemption rights. Accordingly, if it takes longer than we anticipate for shareholders to deliver their shares, shareholders who wish to redeem may be unable to meet the deadline for exercising their redemption rights and thus may be unable to redeem their shares. In the event that a shareholder fails to comply with the various procedures that must be complied with in order to validly tender or redeem public shares, its shares may not be redeemed.

Additionally, despite our compliance with the proxy rules or tender offer rules, as applicable, shareholders may not become aware of the opportunity to redeem their shares.

If we seek shareholder approval of our business combination pursuant to a proxy solicitation (meaning we would not conduct redemptions pursuant to the tender offer rules), and if you or a “group” of shareholders are deemed to hold in excess of 15% of the issued and outstanding public shares sold in the Offering, you will lose the ability to redeem all such shares in excess of 15% of the issued and outstanding public shares sold in the Offering.

If we seek shareholder approval of our initial business combination pursuant to a proxy solicitation (meaning we would not conduct redemptions pursuant to the tender offer rules), our amended and restated memorandum and articles of association provide that a public shareholder, individually or together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), would be restricted from seeking redemption rights with respect to an aggregate of more than 15% of the public shares sold in the Offering. Your inability to redeem an aggregate of more than 15% of the public shares sold in the Offering will reduce your influence over our ability to consummate our initial business combination and you could suffer a material loss on your investment in us if you sell such excess shares in open market transactions. As a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, you would be required to sell your shares in open market transaction, potentially at a loss.

If the net proceeds of the Offering and the sale of the private placement shares, private placement warrants and founder shares not being held in the trust account are insufficient to allow us to operate for at least the next 21 months from the closing of the Offering, we may be unable to complete our initial business combination, and we will depend on loans from our Sponsor or management team to fund our search and to complete our initial business combination.

The funds available to us outside of the trust account may not be sufficient to allow us to operate for at least the next 21 months from the closing of the Offering, assuming that our initial business combination is not consummated during that time. Of the net proceeds of the Offering and the sale of the private placement shares, private placement warrants and founder shares, only approximately $2,050,000, including $100,000 which we already hold in cash, will be available to us initially outside the trust account to fund our working capital requirements. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we are unable to fund such down payments or “no shop” provisions, our ability to close a contemplated transaction could be impaired. Furthermore, if we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public shareholders may only receive $10.00 per share or potentially less than $10.00 per share on our redemption, and our warrants will expire worthless.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete our initial business combination, which may adversely affect our financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no other commitments as of the date of this Annual Report to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete initial business combination. Furthermore, we may issue a substantial number of additional ordinary or preference shares to complete our initial business combination or under an employee incentive plan upon or after consummation of our initial business combination. We and our officers and directors have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to any monies held in the trust account. As such, no issuance of debt will affect the per share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

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

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•	our inability to pay dividends on our ordinary shares;

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

Our directors may decide not to enforce indemnification obligations against our Sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

In the event that the proceeds in the trust account are reduced below $10.00 per share and our Sponsor asserts that it is unable to satisfy obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine on our behalf whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so. If our independent directors choose not to enforce these indemnification obligations on our behalf, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.00 per share.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including restrictions on the nature of our investments and restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination. In addition, we may have imposed upon us burdensome requirements, including registration as an investment company, adoption of a specific form of corporate structure and reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate our initial business combination.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not intend to spend a considerable amount of time actively managing the assets in the trust account for the primary purpose of achieving investment returns. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be held as cash, including in demand deposit accounts at a bank, or invested in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the

Investment Company Act. The Offering was not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with the implementation by the directors of, following a shareholder vote, an amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we have not consummated our initial business combination within 21 months from the closing of the Offering or (B) with respect to any other provisions relating to shareholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination within 21 months from the closing of the Offering, our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act.

Further, under the subjective test of an “investment company” pursuant to Section 3(a)(1)(A) of the Investment Company Act, even if the funds deposited in the trust account were invested in the assets discussed above, such assets, other than cash, are “securities” for purposes of the Investment Company Act and, therefore, there is a risk that we could be deemed an investment company and subject to the Investment Company Act.

We are aware of litigation claiming that certain SPACs should be considered to be investment companies. Although we believe that these claims were without merit, we cannot guarantee that we will not be deemed to be an investment company and thus subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete an initial business combination or may result in our winding down our operations and our liquidation. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless, and our public shareholders would also lose the possibility of an investment opportunity in a target company as well as any potential price appreciation in the combined company following a business combination.

If our circumstances change over time, we will update our disclosure to reflect how such changes impact the risk that we may be considered to be operating as an unregistered investment company.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the trust account and instead to hold the funds in the trust account in cash until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of securities in the trust account, the interest earned on the funds held in the trust account may be materially reduced, which would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

We intend to initially hold the funds in the trust account as cash, including in demand deposit accounts at a bank, or in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. U.S. government treasury obligations are considered “securities” for purposes of the Investment Company Act, while cash is not. As noted above, one of the factors the SEC identified as relevant to the determination of whether a SPAC which holds securities could potentially be deemed an “investment company” under the Investment Company Act is the SPAC’s duration. To mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash until the earlier of consummation of our initial business combination or liquidation of the Company. Following such liquidation, the rate of interest we receive on the funds held in the trust account may be materially decreased. However, interest previously earned on the funds held in the trust account still may be released to us for permitted withdrawals and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the trust account and thereafter to hold all funds in the trust account in cash would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

In addition, we may still be deemed to be an investment company. The longer that the funds in the trust account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, the greater the risk that we may be deemed to be an unregistered investment company, in which case we may be required to liquidate. If our facts and circumstances change over time, we will update our disclosure to reflect how those changes impact the risk that we may be considered to be operating as an unregistered investment company. As disclosed above, we may determine, in our discretion, to liquidate the securities held in the trust account at any time and instead hold all funds in the trust account in an interest bearing demand deposit account or as cash or cash items at a bank, which could further reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company as compared to what they would have received had the investments not been so liquidated. Were we to liquidate the Company, our warrants would expire worthless, and our securityholders would lose the investment opportunity associated with an investment in the target company with which we could have consummated an initial business combination. In addition, upon moving the funds from the trust account to a deposit account, we will maintain the cash items in bank accounts which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (“FDIC”). While we intend to place our deposits in high quality banks, only a small portion of the funds in our trust account will be guaranteed by the FDIC.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our Company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable to a fine of $18,293 and to imprisonment for five years in the Cayman Islands.

If third parties bring claims against the Company, the proceeds held in trust could be reduced and the per-share redemption price received by shareholders may be less than $10.00 per share.

The Company’s placing of funds in trust may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors and service providers the Company engages and prospective target businesses the Company negotiates with execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of the Company’s public shareholders, they may not execute such agreements. Furthermore, even if such entities execute such agreements with the Company, they may seek recourse against the trust account. A court may not uphold the validity of such agreements. Accordingly, the proceeds held in trust could be subject to claims which could take priority over those of the Company’s public shareholders. If the Company is unable to complete a business combination and distribute the proceeds held in trust to the Company’s public shareholders, the Sponsor has agreed, subject to certain exceptions, that it will be liable to ensure that the proceeds in the trust account are not reduced below $10.00 per share by the claims of target businesses or claims of vendors or other entities that are owed money by the Company for services rendered or contracted for or products sold to the Company. However, it may not be able to meet such obligation. Therefore, the per-share distribution from the trust account may be less than $10.00, plus interest, due to such claims.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per public share initially held in the trust account, due to claims of such creditors. Pursuant to the letter agreement, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us (except for the company’s independent registered public accounting firm), or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per public share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the Offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations, and we believe that our Sponsor’s only assets are securities of our Company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

The grant of registration rights to our initial shareholders, including the non-managing investors, may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our public shares.

Pursuant to agreements entered into on August 28, 2024, our initial shareholders, including the non-managing investors and their respective permitted transferees, can demand that we register for resale an aggregate of 10,507,246 founder shares, 2,826,087 private placement shares, 3,719,000 private placement warrants and underlying securities and securities issued upon conversion of working capital loans, if any. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our public shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our public shares that is expected when the securities owned by our initial shareholders or their respective permitted transferees, are registered.

Because we are not limited to any particular business or specific geographic location or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’ operations.

Although we intend to focus on the TMT, AI/ML, cybersecurity, MedTech, semiconductor and sustainable businesses, we may pursue acquisition opportunities in any geographic region and in any business industry or sector. Except for the limitations that a target business has a fair market value of at least 80% of the value of the trust account (less any taxes payable on interest earned) and that we are not permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations, we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. Because we have not yet identified or approached any specific target business with respect to our initial business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we consummate our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not properly ascertain or assess all of the significant risk factors or we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. An investment in our public units may not ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in an acquisition target.

The requirement that the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (less any taxes payable on interest earned) at the time of the execution of a definitive agreement for our initial business combination may limit the type and number of companies with which we may complete such a business combination.

Pursuant to the Nasdaq listing rules, the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (less any taxes payable on interest earned) at the time of the execution of a definitive agreement for our initial business combination. This restriction may limit the type and number of companies with which we may complete an initial business combination. If we are unable to locate a target business or businesses that satisfy this fair market value test, we may be forced to liquidate and you will only be entitled to receive your pro rata portion of the funds in the trust account. The Nasdaq listing rules require that such initial business combination must be approved by a majority of the company’s independent directors.

We may seek acquisition opportunities outside the TMT, AI/ML, cybersecurity, MedTech, semiconductor and sustainable industry, which may be outside of our management’s areas of expertise.

We will consider a business combination outside the TMT, AI/ML, cybersecurity, MedTech, semiconductor and sustainable industries, which may be outside of our management’s areas of expertise, if a business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our Company. Although our management will endeavor to evaluate the risks inherent in any particular business combination target, we may not adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our ordinary shares will not ultimately prove to be less favorable to investors in the Offering than a direct investment, if an opportunity were available, in a business combination target. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors relevant to such acquisition. Accordingly, any shareholder who chooses to remain a shareholder following our initial business combination could suffer a reduction in the value of their securities. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

Although we identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified specific criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we consummate our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce our initial business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by law or the Nasdaq rules, or we decide to obtain shareholder approval for business or other legal reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public shareholders may only receive $10.00 per share or potentially less than $10.00 per share on our redemption, and our warrants will expire worthless.

We may seek acquisition opportunities with an early-stage company, a financially unstable business or an entity lacking an established record of revenue or earnings.

To the extent we complete our initial business combination with an early-stage company, a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues or earnings, intense competition and difficulties in obtaining and retaining executive officers and directors. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking firm or another independent entity, and consequently, an independent source may not confirm that the price we are paying for the business is fair to our shareholders from a financial point of view.

Unless we consummate our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm or another independent entity that the price we are paying is fair to our shareholders from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Our board of directors will have significant discretion in choosing the standard used to establish the fair market value of the target acquisition. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

We may issue additional ordinary or preference shares to complete our initial business combination or under an employee incentive plan upon or after consummation of our initial business combination, which would dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association will authorize the issuance of up to 200,000,000 Class A ordinary shares, par value $0.0001 per share, 50,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,000,000 preference shares, par value $0.0001 per share. Immediately after the Offering, there are 180,000,000 and 36,666,667 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount does not take into account shares issuable upon conversion of the Class B ordinary shares, if any. The Class B ordinary shares are automatically convertible into Class A ordinary shares at the time of our initial business combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights, as described herein and in our amended and restated memorandum and articles of association. Immediately after the Offering, there will be no preference shares issued and outstanding.

The post-business combination company may issue a substantial number of additional Class A ordinary shares or preference shares to complete its initial business combination or under an employee incentive plan after completion of an initial business combination. The post-business combination company may also issue Class A ordinary shares upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth herein. However, our amended and restated memorandum and articles of association provide, among other things, that prior to the completion of our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote as a class with our public shares (a) on our initial business combination or on any other proposal presented to shareholders prior to or in connection with the completion of an initial business combination or (b) to approve an amendment to our amended and restated memorandum and articles of association to (x) extend the time we have to consummate a business combination beyond 21 months from the closing of the Offering or (y) amend the foregoing provisions. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares:

•

may significantly dilute the equity interest of investors in the Offering, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

•	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded to Class A ordinary shares;

•

could cause a change in control if a substantial number of Class A ordinary shares are issued, which may affect, among other things, the post-business combination company’s ability to use its net operating loss carry forwards, if any, and could result in the resignation or removal of the post-business combination company’s officers and directors;

•

may have the effect of delaying or preventing a change of control of the post-business combination company by diluting the share ownership or voting rights of a person seeking to obtain control of the post-business combination company; and

•	may adversely affect prevailing market prices for our public shares.

For more information on additional financing that we may raise in connection with our business combination and risks related thereto, also see “— Risks Relating to the Post-Business Combination Company —The post-business combination company may issue shares to investors in connection with our initial business combination at a price which is less than $10.00 or the prevailing market price of our shares at that time, which could dilute the interests of our existing shareholders and add costs” and “— We may issue notes or other debt securities, or otherwise incur substantial debt, to complete our initial business combination, which may adversely affect our financial condition and thus negatively impact the value of our shareholders’ investment in us.”

Resources could be wasted in researching acquisitions that are not consummated, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we do not complete our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account.

We anticipate that the investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to consummate our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may only receive $10.00 per share or potentially less than $10.00 per share on our redemption, and our warrants will expire worthless.

We may engage in our initial business combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, executive officers or directors, which may raise potential conflicts of interest.

We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In light of the involvement of our Sponsor, executive officers, directors, and each of their affiliates, with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, executive officers or directors, or any of their affiliates. Our directors also serve as executive officers and board members for other entities. Our Sponsor, executive officers and directors are not currently aware of any specific opportunities for us to consummate our initial business combination with any entities with which they are affiliated, and there have been no discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for our initial business combination, and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm or another independent entity regarding the fairness to our shareholders from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our executive officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest. Our directors have a fiduciary duty to act in the best interests of our shareholders, whether or not a conflict of interest may exist.

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Cayman Islands law and we or our shareholders might have a claim against such individuals for infringing on our shareholders’ rights. However, we might not ultimately be successful in any claim we may make against them for such reason.

Since our Sponsor, officers and directors, any other holder of our founder shares and private placement shares, including the consultant and any non-managing investors, will lose their entire investment in us if our initial business combination is not consummated (other than with respect to public shares they may acquire during or after the Offering), and our executive officers and directors have significant financial interests in our Sponsor, a conflict of interest may arise in determining whether a particular acquisition target is appropriate for our initial business combination.

At our formation on May 8, 2024, our Sponsor acquired one Class B ordinary share, or “founder share,” for a purchase price of $0.0001. Subsequently on May 31, 2024, our Sponsor purchased 16,999,999 Class B ordinary shares from us for an aggregate purchase price of $100,000, or $0.00588235 per share, of which 2,000,000 founder shares were forfeited on October 25, 2024 following the Underwriters' decision not to exercise the over-allotment option. Following the May 31, 2024 purchase, our Sponsor surrendered 300,000 Class B ordinary shares to us for no consideration, resulting in our Sponsor holding 16,700,000 Class B ordinary shares. On June 6, 2024, we issued 300,000 Class B ordinary shares to the consultant for its consulting services in the Offering for a purchase price of $0.01 per share, or an aggregate purchase price of $3,000. On July 29, 2024 and August 28, 2024, our Sponsor surrendered to us for no consideration an additional 659,417 founder shares and 3,833,337 founder shares, respectively, resulting in our Sponsor holding 10,207,246 Class B ordinary shares. The non-managing investors purchased an aggregate of 2,826,087 Class B ordinary shares, or “private placement shares,” from us in a private placement that closed simultaneously with the Offering at the price $1.15 per share.

The number of founder shares to be held after the Offering is determined based on the expectation that the founder shares together with the private placement shares held by non-managing investors would represent 40% of the issued and outstanding ordinary shares (excluding any shares underlying the private placement warrants) upon the completion of the Offering. The founder shares and the private placement shares will be worthless if we do not complete an initial business combination. Drs. Katz and Dinu, who are husband and wife, have a financial interest in an affiliate of our Sponsor, Gig4L, LLC, and the management company, GigManagement, LLC, that is providing us with office space and general and administrative services. Dr. Katz and Dr. Dinu are also managing members of GigManagement, LLC. In addition, our Sponsor purchased 3,719,000 private placement warrants, for an aggregate purchase price of $58,060 which will be worthless if we do not consummate our initial business combination. The personal and financial interests of our Sponsor, as well as our executive officers and directors with a significant financial interest in our Sponsor, may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the end of the completion window nears, which is the deadline for our completion of an initial business combination.

We may only be able to complete one business combination with the proceeds of the Offering, and the sale of the private placement shares and private placement warrants, which will cause us to be solely dependent on a single business, which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The gross proceeds after the Offering, the sale of founder shares to a consultant and the sale of the private placement shares and private placement warrants amounted to $203,311,060.

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By consummating our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities, which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset, or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously consummate business combinations with multiple prospective targets, which may hinder our ability to consummate our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete the initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to consummate our initial business combination with a private company about which little information is available, which may result in our initial business combination with a company that is not as profitable as we suspected, or at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. By definition, very little public information exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in our initial business combination with a company that is not as profitable as we suspected, or at all.

Unlike some blank check companies, we do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it easier for us to consummate our initial business combination with which a substantial majority of our shareholders do not agree.

Since we have no specified percentage threshold for redemption contained in our amended and restated memorandum and articles of association, our structure is different in this respect from the structure that has been used by many blank check companies. Historically, blank check companies would not be able to consummate an initial business combination if the holders of such company’s public shares voted against a proposed business combination and elected to redeem more than a specified maximum percentage of the shares sold in such company’s IPO, which percentage threshold was typically between 19.99% and 39.99%. As a result, many blank check companies were unable to complete a business combination because the amount of shares voted by their public shareholders electing redemption exceeded the maximum redemption threshold pursuant to which such company could proceed with its initial business combination. As a result, we may be able to consummate our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our business combination pursuant to the tender offer, have entered into privately negotiated agreements to sell their shares to us or our Sponsor, executive officers, directors, consultant or their affiliates. However, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon the consummation of our initial business combination. Furthermore, the redemption threshold may be further limited by the terms and conditions of our initial business combination. If too many public shareholders exercise their redemption rights so that we cannot satisfy the net tangible asset requirement or any net worth or cash requirements, we would not proceed with the redemption of our public shares and the related business combination, and instead may search for an alternate business combination.

Provisions of our amended and restated memorandum and articles of association that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of at least a majority of our issued and outstanding shares. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association and the trust agreement to facilitate the completion of an initial business combination that some of our shareholders may not support.

Our amended and restated memorandum and articles of association provide that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of the Offering and the sale of the private placement shares into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, meaning holders of at least two-thirds of our ordinary shares who attend and vote at a shareholder meeting of the Company, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of at least 65% of our ordinary shares, which are represented in person or by proxy and are voted at a general meeting; provided that the provisions of our amended and restated memorandum and articles of association governing the appointment of directors prior to our initial business combination and our continuation in a jurisdiction outside the Cayman Islands prior to our initial business combination may only be amended by a special resolution passed by holders representing at least two-thirds of our outstanding Class B ordinary shares. Our initial shareholders, and their permitted transferees, if any, who collectively beneficially own, on an as-converted basis, 40% of our issued and outstanding ordinary shares upon the closing of the Offering (not accounting for any public shares purchased in the Offering or public shares which may be purchased after the Offering on the open market), will participate in any vote to amend our amended and restated memorandum and articles of association and will have the discretion to vote in any manner they choose. In addition, if the non-managing investors do not trade and public units purchased in the Offering and continue holding such securities until an initial business combination, we expect that the initial shareholders will beneficially own approximately 80.7% of the issued and outstanding ordinary shares at the time of shareholder vote. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

If an amendment to any such provision is approved by the requisite shareholder vote, then the corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended.

Subsequent to the Offering and prior to the consummation of our initial business combination, we may not issue additional securities that can vote on amendments to our amended and restated memorandum and articles of association. Our Sponsor, executive officers and directors (and their permitted transferees) will collectively beneficially own approximately 30.6% of our outstanding ordinary shares upon the closing of the Offering (assuming they do not purchase any public units on the open market), and they may participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose; provided, that, each of them has agreed (and any of their permitted transferees will agree), pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 21 months from the closing of the Offering unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable, if any), divided by the number of then issued and outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, this agreement and, as a result, will not have the ability to pursue remedies against our Sponsor, executive officers, directors or director nominees for any breach of this agreement. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination. If we are unable to complete our initial business combination, our public shareholders may only receive $10.00 per share or potentially less than $10.00 per share on our redemption, and the warrants will expire worthless.

Although we believe that the net proceeds of the Offering and the sale of the private placement warrants and founder shares, including the interest earned on the proceeds held in the trust account that may be available to us for our initial business combination, will be sufficient to allow us to consummate our initial business combination, because we have not yet identified any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of the Offering and the sale of the private placement shares, private placement warrants and founder shares prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. Financing may not be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate our initial business combination, we would be compelled to either restructure the transaction or abandon that particular initial business combination and seek an alternative target business candidate. If we are unable to complete our initial business combination, our public shareholders may only receive $10.00 per share or potentially less than $10.00 per share on our redemption, and the warrants will expire worthless. In addition, even if we do not need additional financing to consummate our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

Our initial shareholders will control a substantial interest in us and thus may influence certain actions requiring a shareholder vote.

Upon consummation of our Offering, our initial shareholders own approximately 40% of the issued and outstanding shares (not accounting for any public shares purchase in the Offering). None of our Sponsor, executive officers, directors, or any of their affiliates has indicated any intention to purchase public units in the Offering or any public units or public shares from persons on the open market or in private transactions. However, the non-managing investors expressed an interest in purchasing up to an aggregate of approximately 67.9% of $200 million or 13.578 million of the public units. If the non-managing investors do not trade any public units purchased in the Offering and continue holding such securities until an initial business combination, we expect that the initial shareholders will beneficially own approximately 80.7% of the issued and outstanding ordinary shares. In addition, our Sponsor, executive officers, directors, or any of their affiliates could determine in the future to make additional purchases on the open market or in private transactions, to the extent permitted by law, in order to influence the vote or magnitude of the number of shareholders seeking to tender their shares to us. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our public shares. Accordingly, the initial shareholders may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association.

In addition, prior to the closing of our initial business combination, only holders of our Class B ordinary shares will be entitled to vote on transferring the Company by way of continuation in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents of the Company or to adopt new constitutional documents of the Company, in each case, as a result of the Company approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands) and, as a result, our initial shareholders will be able to approve any such proposal without the vote of any other shareholder. These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by holders representing at least two-thirds of our outstanding ordinary shares which attend and vote at a shareholder meeting of the Company. If our initial shareholders purchase any public shares in the Offering or if our initial shareholders purchase any additional public shares in the aftermarket or in privately negotiated transactions, this would increase their control. For example, if the non-managing investors continue holding the public units purchased in the Offering, the initial shareholders may hold up to 80.7% of the issued and outstanding ordinary shares. Accordingly, our initial shareholders will continue to exert control at least until the completion of our initial business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our Sponsor. In connection with any vote for a proposed business combination our Sponsor, executive officers and directors have agreed to vote all their shares held by them immediately before the Offering, as well as any public shares acquired in the Offering or in the aftermarket in favor of such proposed business combination.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The United States federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements must be prepared in accordance with, or be reconciled to, GAAP or IFRS, and the historical financial statements must be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or “PCAOB”. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and consummate our initial business combination within our 21-month time frame.

Redeeming shareholders may be unable to sell their securities when they wish to in the event that the proposed business combination is not approved.

We will require public shareholders who wish to redeem their public shares in connection with any proposed business combination to comply with the delivery requirements discussed above for redemption. If such proposed business combination is not consummated, we will promptly return such certificates to the tendering public shareholders. Accordingly, investors who attempted to redeem their shares in such a circumstance will be unable to sell their securities after the failed acquisition until we have returned their securities to them. The market price for our public shares may decline during this time and you may not be able to sell your securities when you wish to, even while other shareholders that did not seek redemption may be able to sell their securities.

Our management team, the non-managing investors and our Sponsor may make a profit on any initial business combination, even if any public shareholders who did not redeem their shares would experience a loss on that business combination. As a result, the economic interests of our management team, the non-managing investors and our Sponsor may not fully align with the economic interests of public shareholders.

Like most special purpose acquisition companies, our structure may not fully align the economic interests of our Sponsor and those persons, including certain of our officers and directors, who have interests in our Sponsor with the economic interests of our public shareholders. Upon the closing of the Offering, our Sponsor invested in us an aggregate of $158,060 comprised of the $100,000 purchase price for the 10,207,246 founder shares which it holds and the $58,060 purchase price for 3,719,000 private placement warrants. Assuming a trading price of $10.00 per share upon consummation of our initial business combination, the 10,207,246 founder shares held by the Sponsor would have an aggregate implied value of $102,072,460. Even if the trading price of our public shares was as low as $0.0155 per share, the value of the founder shares would be equal to the Sponsor’s aggregate investment in us. The non-managing investors purchased 2,826,087 private placement shares for the aggregate of $3,250,000. Assuming the trading price of $10.00 per share upon consummation of our initial business combination, the 2,826,087 private placement shares held by the non-managing investors would have an aggregate implied value of $28,260,870. Even if the trading price of our public shares was as low as $1.15 per share, the value of the private placement shares would be equal to the aggregate investment of the non-managing investors in us. As a result, so long as we complete an initial business combination, our Sponsor and non-managing investors are likely to be able to recoup their investment in us and make a substantial profit on that investment, even if our public shares lose significant value. Accordingly, our Sponsor, the non-managing investors and members of our management team who own interests in our Sponsor may have incentives to pursue and consummate an initial business combination quickly, with a risky or not well established target business, and/or on transaction terms favorable to the equityholders of the target business, rather than continue to seek a more favorable business combination transaction that could result in an improved outcome for our public shareholders or liquidate and return all of the cash in the trust to the public shareholders. For the foregoing reasons, you should consider our Sponsor’s, the non-managing investors’ and our management team’s financial incentive to complete an initial business combination when evaluating whether to invest in the Offering and/or redeem your shares prior to or in connection with an initial business combination. The non-managing investors will share in any appreciation of the private placement shares if we successfully complete a business combination. Accordingly, non-managing investors’ interests in the private placement shares owned by them may provide them with an incentive to vote any public shares they own in favor of a business combination, and make a substantial profit on such interests, even if the business combination is with a target that ultimately declines in value and is not profitable for other public shareholders.

If we are unable to consummate our initial business combination within 21 months from the closing of the Offering, our public shareholders may be forced to wait beyond such period before redemption from our trust account.

If we are unable to consummate our initial business combination within 21 months from the closing of the Offering (or any extended period of time that we may have to consummate an initial business combination as a result of an amendment to our amended and restated memorandum and articles of association), we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten (10) business days thereafter, redeem the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable, if any), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

If we are required to liquidate prior to distributing the aggregate amount then on deposit in the trust account (net of taxes payable, if any, and less up to $100,000 of interest to pay dissolution expenses) pro rata to our public shareholders, then such winding up, liquidation and distribution must comply with the applicable provisions of the Cayman laws. In that case, investors may be forced to wait beyond 21 months from the closing of the Offering before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. Except as otherwise described herein, we have no obligation to return funds to investors prior to the date of any redemption required as a result of our failure to consummate our initial business combination within the period described above or our liquidation, unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to redeem their public shares. Only upon any such redemption of public shares as we are required to effect or any liquidation will public shareholders be entitled to distributions if we are unable to complete our initial business combination.

We may be unable to consummate an initial business combination if a target business requires that we have a certain amount of cash at closing, in which case public shareholders may have to remain shareholders of our Company and wait until our redemption of the public shares to receive a pro rata share of the trust account or attempt to sell their shares on the open market.

A potential target may make it a closing condition to our initial business combination that we have a certain amount of cash in excess of the $5,000,001 of net tangible assets we are required to have pursuant to our organizational documents available at the time of closing, and thus, increasing the probability that our initial business combination would be unsuccessful. If the number of our public shareholders electing to exercise their redemption rights has the effect of reducing the amount of money available to us to consummate an initial business combination below such minimum amount required by the target business and we are not able to locate an alternative source of funding, we will not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. In that case, public shareholders may have to remain shareholders of our Company and wait the full 21 months from the closing of the Offering, in order to be able to receive a portion of the trust account, or attempt to sell their shares on the open market prior to such time, in which case they may receive less than they would have in a liquidation of the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares on the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with your exercise of redemption rights until we liquidate or you are able to sell your shares on the open market.

Our Sponsor may decide not to extend the term we have to consummate our initial business combination, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, and the warrants will be worthless.

We will have until 21 months from the closing of the Offering to consummate our initial business combination. Our shareholders will not be entitled to vote or redeem their shares in connection with any such extension. However, our shareholders will be entitled to vote and redeem their shares in connection with a general meeting held to approve an initial business combination or in a tender offer undertaken in connection with an initial business combination if we propose such a business combination during any extension period. If we are unable to consummate our initial business combination within the applicable time period, we will, as promptly as reasonably possible but not more than five business days thereafter, redeem the public shares for a pro rata portion of the funds held in the trust account and as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to possible claims of creditors and the requirements of other applicable law. In such event, the warrants will be worthless.

If we anticipate that we may be unable to consummate our initial business combination within the 21-month period, we may seek shareholder approval to amend our amended and restated memorandum and articles of association to extend the date by which we must consummate our initial business combination. If we seek shareholder approval for an extension and the related amendments are implemented by the directors, holders of public shares will be offered an opportunity to redeem their shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned thereon (less permitted withdrawals), divided by the number of then issued and outstanding public shares, subject to applicable law. However, we may decide not to seek to extend the date by which we must consummate our initial business combination. If we do not seek to extend the date by which we must consummate our initial business combination, and we are unable to consummate our initial business combination within the applicable time period, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares for a pro rata portion of the funds held in the trust account, subject to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

We may seek business combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results.

We may seek business combination opportunities with large, highly complex companies that we believe would benefit from operational improvements. While we intend to implement such improvements, to the extent that our efforts are delayed or we are unable to achieve the desired improvements, the business combination may not be as successful as we anticipate.

To the extent we complete our initial business combination with a large complex business or entity with a complex operating structure, we may also be affected by numerous risks inherent in the operations of the business with which we combine, which could delay or prevent us from implementing our strategy. Although our management team will endeavor to evaluate the risks inherent in a particular target business and its operations, we may not be able to properly ascertain or assess all of the significant risk factors until we complete our business combination. If we are not able to achieve our desired operational improvements, or the improvements take longer to implement than anticipated, we may not achieve the gains that we anticipate. Furthermore, some of these risks and complexities may be outside of our control and leave us with no ability to control or reduce the chances that those risks and complexities will adversely impact a target business. Such combination may not be as successful as a combination with a smaller, less complex organization.

We may not hold an annual meeting of shareholders until after the consummation of our initial business combination.

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after the first full fiscal year that the Company is in existence. As an exempted company, there is no requirement under the Companies Act for us to hold annual or shareholder meetings to elect directors. Until we hold an annual meeting of shareholders, public shareholders may not be afforded the opportunity to elect directors and to discuss company affairs with management.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments. We may seek to amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial business combination that our shareholders may not support.

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, and extended the time to consummate a business combination. Amending our amended and restated memorandum and articles of association will require at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a shareholder meeting of the Company. In addition, our amended and restated memorandum and articles of association will require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we implement, following the approval of the shareholders, an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our public shares the right to have their shares redeemed or repurchased in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 21 months from the closing of the Offering or (B) with respect to any other provision relating to the rights of holders of our public shares. To the extent any of such amendments would be deemed to fundamentally change the nature of the securities offered hereby, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

Holders of Class A ordinary shares will not be entitled to vote on any appointment of directors we hold prior to the completion of our initial business combination and will also not be able to vote on our continuation in a jurisdiction outside the Cayman Islands prior to our initial business combination.

Prior to the completion of our initial business combination, only holders of our founder shares and private placement shares will have the right to vote on the appointment of directors. Holders of our public shares will not be entitled to vote on the election of directors during such time. Accordingly, you may not have any say in the management of our Company prior to the consummation of an initial business combination.

Further, prior to the closing of our initial business combination, only holders of our Class B ordinary shares will be entitled to vote on transferring the Company by way of continuation in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents of the Company or to adopt new constitutional documents of the Company, in each case, as a result of the Company approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands) and, as a result, our initial shareholders will be able to approve any such proposal without the vote of any other shareholder.

The provisions of our amended and restated memorandum and articles of association governing the appointment of directors prior to our initial business combination and our continuation in a jurisdiction outside the Cayman Islands prior to our initial business combination may only be amended by a special resolution passed by holders representing at least two-thirds of our outstanding Class B ordinary shares.

We may not be able to complete a business combination with certain potential target companies if a proposed transaction with the target company may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations.

Our Sponsor is a Cayman Islands exempted company. Our Sponsor currently owns 10,207,246 founder shares. Our Sponsor is governed by a board of directors consisting of two directors, Avi S. Katz and Raluca Dinu, who are U.S. citizens. As such, Drs. Katz and Dinu have voting and investment discretion with respect to the securities held of record by the Sponsor and may be deemed to have shared beneficial ownership of the securities held directly by the Sponsor. The Sponsor is not “controlled” (as defined in 31 CFR 800.208) by a foreign person, such that the Sponsor’s involvement in any business combination would be a “covered transaction” (as defined in 31 CFR 800.213). However, it is possible that non-U.S. persons could be involved in our business combination, which may increase the risk that our business combination becomes subject to regulatory review, including review by the Committee on Foreign Investment in the United States (“CFIUS”), and that restrictions, limitations or conditions will be imposed by CFIUS. If our business combination with a U.S. business is subject to CFIUS review, the scope of which was expanded by Foreign Investment Risk Review Modernization Act of 2018 (“FIRMA”), to include certain non-passive, non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subjects certain categories of investments to mandatory filings. If our potential business combination with a U.S. business falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit a voluntary notice to CFIUS, or to proceed with a business combination without notifying CFIUS and risk CFIUS intervention, before or after closing a business combination. CFIUS may decide to block or delay our business combination, impose conditions to mitigate national security concerns with respect to such business combination or order us to divest all or a portion of a U.S. business of the combined company without first obtaining CFIUS clearance, which may limit the attractiveness of or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete a business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues. A failure to notify CFIUS of a transaction where such notification was required or otherwise warranted based on the national security considerations presented by an investment target may expose our Sponsor and/or the combined company to legal penalties, costs, and/or other adverse reputational and financial effects, thus potentially diminishing the value of the combined company. In addition, CFIUS is actively pursuing transactions that were not notified to it and may ask questions regarding, or impose restrictions or mitigation on, a business combination post-closing.

Moreover, the process of government review, whether by the CFIUS or otherwise, could be lengthy and we have limited time to complete our business combination. If we cannot complete a business combination within 21 months from the closing of the Offering because the transaction is still under review or because our business combination is ultimately prohibited by CFIUS or another U.S. government entity, we may be required to liquidate, and the warrants of the Company will expire worthless. If we liquidate, shareholders of record may only receive their pro rata portion of funds available in the trust account. This will also cause you to lose the investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

Risks Relating to the Post-Business Combination Company

Subsequent to our consummation of our initial business combination, we may be required to take write-downs or write-offs, or we may be subject to restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our public shares, which could cause you to lose some or all of your investment.

Even if we conduct thorough due diligence on a target business with which we combine, this diligence may not surface all material issues that may be present inside a particular target business. Factors outside of the target business and outside of our control may, at any time, arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

Our management team and our shareholders may not be able to maintain control of a target business after our initial business combination.

We may structure our initial business combination to acquire less than 100% of the equity interests or assets of a target business, but we will only consummate such business combination if we become the majority shareholder of the target (or control the target through contractual arrangements in limited circumstances for regulatory compliance purposes) or are otherwise not required to register as an investment company under the Investment Company Act. Even though we may own a majority interest in the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to such transaction could own less than a majority of our outstanding shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that we will not be able to maintain our control of the post-transaction company.

Transactions in connection with or in anticipation of our initial business combination and our structure thereafter may not be tax-efficient to our shareholders and warrant holders. As a result of our initial business combination, our tax obligations may be more complex, burdensome and uncertain.

Although we will attempt to structure transactions in connection with our initial business combination in a tax-efficient manner, tax structuring considerations are complex, the relevant facts and law are uncertain and may change, and we may prioritize commercial and other considerations over tax considerations. For example, in anticipation of or as a result of our initial business combination, we may enter into one or more transactions that require shareholders and/or warrant holders to recognize gain or income for tax purposes or otherwise increase their tax burden without prior notice to or approval from our shareholders and warrant holders. We do not intend to make any cash distributions to shareholders or warrant holders to pay taxes in connection with our business combination or thereafter. Accordingly, a shareholder or a warrant holder may be required to satisfy any liability resulting from any such transactions with cash from its own funds or by selling all or a portion of such holder’s shares or public warrants.

Furthermore, we will likely effect a business combination with a target company that has business operations outside of the Cayman Islands and, possibly, business operations in multiple jurisdictions, and we may reincorporate in a different jurisdiction in connection therewith (including, but not limited to, the jurisdiction in which the target company or business is located). For example, in anticipation of engaging in a business combination with certain target companies, we may unilaterally convert into a U.S. company without notice pursuant to our amended and restated memorandum and articles, even if such a business combination ultimately is not achieved. If we effect any such transaction, including such a conversion, we could be subject to significant income, withholding and other tax obligations in a number of jurisdictions with respect to income, operations and subsidiaries related to those jurisdictions. Due to the complexity of tax obligations and filings in many jurisdictions, we may have a heightened risk related to audits or examinations by taxing authorities. This additional complexity and risk could have an adverse effect on our after-tax profitability and financial condition. In addition, shareholders and warrant holders may be subject to additional income, withholding or other taxes with respect to their ownership of us after any such transaction.

After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue will be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

The post-business combination company may issue shares to investors in connection with our initial business combination at a price which is less than $10.00 or the prevailing market price of our shares at that time, which could dilute the interests of our existing shareholders and add costs.

In connection with our initial business combination, the post-business combination company may issue shares to investors in private placement transactions (so-called PIPE transactions) in order to complete an initial business combination and provide sufficient liquidity and capital to the post-business combination entity. The price of the shares so issued in connection with an initial business combination may be less, and potentially significantly less, than $10.00 per share or the market price for our shares at such time. Any such issuances of equity securities at a price that is less than $10.00 or the prevailing market price of our shares at that time could be structured to ensure a return on investment to the investors and could dilute the interests of our existing shareholders in a manner that would not ordinarily occur in a traditional initial public offering and could result in both a reduction in the trading price of our shares to the price at which the post-business combination company issues such equity securities and fluctuations in the net tangible book value per share of the combined company’s securities following the completion of our initial business combination. The post-business combination company may also provide price protection or other incentives, or issue convertible securities such as preferred equity or convertible debt, and the exercise or conversion price of those securities may be fixed or adjustable, and may be less, and potentially significantly less, than $10.00 per share or the market price for our shares at such time. Such issuances could also result in additional transaction costs related to our initial business combination compared to a traditional initial public offering, including the placement fees associated with the engagement of a placement agent in connection with PIPE transactions.

Risks Relating to Our Management Team

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in several other business endeavors, including but not limited to new and existing Private-to-Public Equity (PPE) companies, for which they may be entitled to substantial compensation and our officers are not obligated to contribute any specific number of hours per week to our affairs. In particular, certain of our officers and directors provide services to affiliates of our Sponsor. In particular, certain of our officers and directors serve as officers or directors of UpHealth, Inc. and QT Imaging Holdings, Inc. Our independent directors also serve as officers or board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. For a complete discussion of our officers’ and directors’ other business affairs, please see the section of this Annual Report entitled “Directors, Executive Officers and Corporate Governance.”

Our ability to successfully effect our initial business combination and to be successful thereafter will be largely dependent upon the efforts of our executive officers and directors, some of whom may join the post-transaction company following our initial business combination. The loss of our executive officers or directors could negatively impact the operations and profitability of our business.

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our executive officers and directors, at least until we have consummated our initial business combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us. Additionally, we do not intend to have any full-time employees prior to the consummation of our initial business combination.

The role of such persons in the target business following a business combination, however, cannot presently be ascertained. Although some of such persons may remain with the post-transaction company in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, our assessment of these individuals may not prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’ management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any shareholders who choose to retain their securities following our initial business combination could suffer a reduction in the value of their securities. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us, including other blank check companies, and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

Following the completion of the Offering and until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our Sponsor and officers and directors are, and may in the future become, affiliated with entities that are engaged in a similar business. In addition, our Sponsor, officers and directors may participate in the formation of, or become an officer or director of, any other blank check company prior to completion of our initial business combination. As a result, our Sponsor, officers or directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other blank check company, or operating company, with which they may become involved. Any of such companies may present additional conflicts of interest in pursuing an acquisition target.

Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties.

Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated memorandum and articles of association provide that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our Company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Management’s flexibility in identifying and selecting a prospective acquisition candidate, along with our management’s financial interest in consummating our initial business combination, may lead management to enter into an acquisition agreement that is not in the best interest of our shareholders.

Subject to the requirement that our initial business combination must be with one or more target businesses or assets having an aggregate fair market value of at least 80% of the value of the trust account (less any taxes, if any, payable on interest earned) at the time of the agreement to enter into such initial business combination, we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. Investors will be relying on management’s ability to identify business combinations, evaluate their merits, conduct or monitor diligence and conduct negotiations. Management’s flexibility in identifying and selecting a prospective acquisition candidate, along with management’s financial interest in consummating our initial business combination, may lead management to enter into an acquisition agreement that is not in the best interest of our shareholders.

Our executive officers and directors may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our executive officers and directors may be able to remain with the post-transaction company after the consummation of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the consummation of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. Moreover, there is no certainty that any of our executive officers or directors will remain with the post-transaction company after the consummation of our initial business combination. Our executive officers and directors may not remain in senior management or advisory positions with the post-transaction company. The determination as to whether any of our executive officers and directors will remain with the post-transaction company will be made at the time of our initial business combination.

The officers and directors of an acquisition candidate may resign upon consummation of our initial business combination. The loss of an acquisition target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition target’s key personnel upon the consummation of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the post-transaction company following our initial business combination, it is possible that some members of the management team of an acquisition candidate will not wish to remain in place.

Past performance by our management team may not be indicative of future performance of an investment in the Company.

Information regarding performance by, or businesses associated with, our management team and their affiliates, including GigCapital, Inc. (“GIG1”), GigCapital2, Inc. (“GIG2”), GigCapital3, Inc. (“GIG3”), GigCapital4, Inc. (“GIG4”) and GigCapital5, Inc. (“GIG5”), is presented for informational purposes only. Past performance by our management team, including with respect to GIG1, GIG2, GIG3, GIG4, and GIG5, is not a guarantee either (i) that we will be able to identify a suitable candidate for our initial business combination or (ii) of success with respect to any business combination we may consummate. You should not rely on the historical record of our management team’s performance as indicative of our future performance of an investment in the Company or the returns the Company will, or is likely to, generate going forward.

Members of our management team and board of directors have significant experience as founders, board members, officers or executives of other companies. As a result, certain of those persons have been, may be, or may become, involved in proceedings, investigations and litigation relating to the business affairs of the companies with which they were, are, or may in the future be, affiliated. This may have an adverse effect on us, which may impede our ability to consummate an initial business combination.

During the course of their careers, members of our management team and board of directors have had significant experience as founders, board members, officers or executives of other companies. As a result of their involvement and positions in these companies, certain persons were, are now, or may in the future become, involved in litigation, investigations or other proceedings relating to the business affairs of such companies or transactions entered into by such companies. Individual members of our management team and board of directors also may become involved in litigation, investigations or other proceedings involving claims or allegations related to or as a result of their personal conduct, either in their capacity as a corporate officer or director or otherwise, and may be personally named in such actions and potentially subject to personal liability. Any such liability may or may not be covered by insurance and/or indemnification, depending on the facts and circumstances. The defense or prosecution of these matters could be time-consuming. Any such litigation, investigations or other proceedings may divert our management team’s and directors’ attention and resources away from identifying and selecting a target business or businesses for our initial business combination and may negatively affect our reputation, which may impede our ability to complete an initial business combination.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

The market for directors and officers liability insurance for SPACs has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

Our letter agreement with our Sponsor, officers and directors may be amended without shareholder approval.

Our letter agreement with our Sponsor, officers and directors contains provisions relating to transfer restrictions of our founder shares, indemnification of the trust account, waiver of redemption rights and participation in liquidating distributions from the trust account. The letter agreement may be amended without shareholder approval with our written consent as well as the written consent of the Sponsor and our directors and officers to the extent they are the subject of any change, amendment, modification or waiver to the letter agreement. The written consent of Craft Capital Management LLC as a representative of the underwriters (the “Representative”) will also be required for an amendment of a provision of the letter agreement that subjects the Sponsor and our directors and officers to certain of the restrictions included in the underwriting agreement and pursuant to which the Sponsor and our officers and directors agree that, for a period of 180 days from the date of the Offering, they will not, without the prior written consent of the Representative, offer, sell, contract to sell, pledge or otherwise dispose of, directly or indirectly, Class A ordinary shares or any other securities convertible into, or exercisable, or exchangeable for, Class A ordinary shares. While we do not expect our board to approve any amendment to the letter agreement prior to our initial business combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to the letter agreement. Any such amendments to the letter agreement would not require approval from our shareholders and may have an adverse effect on the value of an investment in our securities.

After our initial business combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after our initial business combination, a majority of our directors and officers will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

In particular, there is uncertainty as to whether the courts of the Cayman Islands or any other applicable jurisdictions would recognize and enforce judgments of U.S. courts obtained against us or our directors or officers predicated upon the civil liability provisions of the securities laws of the United States or any state in the United States or entertain original actions brought in the Cayman Islands or any other applicable jurisdiction’s courts against us or our directors or officers predicated upon the securities laws of the United States or any state in the United States.

Risks Relating to Our Securities

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

The proceeds held in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated memorandum and articles of association, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our initial business combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares, potentially at a loss.

Our public shareholders shall be entitled to receive funds from the trust account only (i) in the event of a redemption to public shareholders prior to any winding up in the event we do not consummate our initial business combination or our liquidation, (ii) if they redeem their shares in connection with an initial business combination that we consummate or, (iii) if they redeem their shares in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 21 months from the closing of the Offering, or (B) with respect to any other provision relating to our pre-business combination activity and related shareholders’ rights. In no other circumstances will a shareholder have any right or interest of any kind to the funds in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your securities, potentially at a loss.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Although our public units, public shares and public warrants are currently listed and traded on Nasdaq, we cannot assure you that our securities will continue to be listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, following our initial public offering, we must maintain an average market value of listed securities (generally $50,000,000) and a minimum number of holders of our securities (generally 300 public shareholders and at least 100 warrant holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, unless we decide to list on a different Nasdaq tier, such as the Nasdaq Capital Market which has different initial listing requirements, our share price would generally be required to be at least $4.00 per share and we would be required to have a minimum of 400 round lot holders of our securities. We may not be able to meet those initial listing requirements at that time.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•

a determination that our public shares is a “penny stock” which will require brokers trading in our public shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because we expect that our public units and eventually our public shares and public warrants will be listed on Nasdaq, our public units, public shares, and public warrants will be covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities, including in connection with our initial business combination.

Purchases of public shares on the open market or in privately negotiated transactions by our Sponsor, directors, executive officers, consultant or their affiliates may make it difficult for us to maintain the listing of our public shares on Nasdaq following the consummation of an initial business combination.

If our Sponsor, directors, executive officers, consultant or their affiliates purchase public shares on the open market or in privately negotiated transactions, the public “float” of our public shares and the number of beneficial holders of our securities would both be reduced, possibly making it difficult to maintain the listing or trading of our securities on Nasdaq following consummation of the initial business combination. Additionally, at any time at or prior to the completion of our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our initial shareholders, directors, executive officers, consultant or their affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares or not redeem their public shares. Such a purchase may include a contractual acknowledgment that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our initial shareholders, directors, officers, consultant and their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial business combination, such selling shareholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our initial business combination. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will be required to comply with such rules. It is intended that, if Rule 10b-18 would apply to purchases by our initial shareholders, directors, officers, consultant and their affiliates, then such purchases will comply with Rule 10b-18 under the Exchange Act, to the extent it applies, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases.

There is no limit on the number of shares our initial shareholders, directors, officers, consultant or their affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds held in the trust account will be used to purchase public shares in such transactions. Such persons will be subject to restrictions in making any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act.

The purpose of any such purchases of shares could be to (i) increase the likelihood of obtaining shareholder approval of the business combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of the business combination, where it appears that such requirement would otherwise not be met. Any such transactions may result in the completion of our business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our securities may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our initial shareholders, directors, officers, consultant and/or their affiliates anticipate that they may identify the shareholders with whom our initial shareholders, directors, officers, consultant or their affiliates may pursue privately negotiated purchases by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders (holding public shares) following our mailing of proxy materials in connection with our initial business combination. To the extent that our initial shareholders, directors, officers, consultant or their affiliates enter into a private purchase, they would identify and contact only potential selling shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such shareholder has already submitted a proxy with respect to our initial business combination but only if such shares have not already been voted at the general meeting related to our initial business combination. Our initial shareholders, directors, officers, consultant or their affiliates will select which shareholders to purchase shares from based on the negotiated price and number of shares and any other factors that they may deem relevant, and will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our initial shareholders, directors, officers, consultant and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our initial shareholders, directors, officers, consultant and/or their affiliates will be subject to restrictions in making purchases of ordinary shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

Additionally, in the event our initial shareholders, directors, officers, consultant or their affiliates were to purchase public shares from public shareholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

•

Our registration statement/proxy statement filed for our business combination transaction would disclose the possibility that our initial shareholders, directors, officers, consultant and their affiliates may purchase public shares from public shareholders outside the redemption process, along with the purpose of such purchases;

•

if our initial shareholders, directors, officers, consultant and their affiliates were to purchase public shares from public shareholders, they would do so at a price no higher than the price offered through our redemption process;

•

our registration statement/proxy statement filed for our business combination transaction would include a representation that any of our securities purchased by our initial shareholders, directors, officers, consultant and their affiliates would not be voted in favor of approving the business combination transaction;

•

our initial shareholders, directors, officers, consultant and their affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and

•	we would disclose in a Form 8-K, before our security holder meeting to approve the business combination transaction, the following material items:

•	the amount of our securities purchased outside of the redemption offer by our initial shareholders, directors, officers, consultant and their affiliates, along with the purchase price;

•	the purpose of the purchases by our initial shareholders, directors, officers, consultant and their affiliates;

•	the impact, if any, of the purchases by our initial shareholders, directors, officers, consultant and their affiliates on the likelihood that the business combination transaction will be approved;

•

the identities of our security holders who sold to our initial shareholders, directors, officers, consultant and their affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to our initial shareholders, directors, officers, consultant and their affiliates; and

•	the number of our securities for which we have received redemption requests pursuant to our redemption offer.

Since only holders of our founder shares and private placement shares will have the right to vote on the appointment of directors prior to our initial business combination, Nasdaq may consider us to be a “controlled company” within the meaning of Nasdaq’s rules and, as a result, we may qualify for exemptions from certain corporate governance requirements that would otherwise provide protection to shareholders of other companies.

After completion of the Offering, only holders of our founder shares and private placement shares will have the right to vote on the appointment of directors. As a result, Nasdaq may consider us to be a “controlled company” within the meaning of Nasdaq’s corporate governance standards. Under Nasdaq corporate governance standards, a company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

•	we have a board that includes a majority of “independent directors,” as defined under Nasdaq rules;

•	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	we have independent director oversight of our director nominations.

We do not intend to utilize these exemptions and intend to comply with the corporate governance requirements of Nasdaq, subject to applicable phase-in rules. However, if we determine in the future to utilize some or all of these exemptions, you will not have the same protections afforded to shareholders of companies that are subject to all of Nasdaq’s corporate governance requirements.

Because our Sponsor paid an aggregate of $100,000, or $0.00979696 per founder share, our consultant paid an aggregate of $3,000, or $0.01 per founder share, and certain non-managing investors purchased 2,826,087 private placement shares, or $1.15 per share, you will experience immediate and substantial dilution from the purchase of our public shares.

The difference between the public offering price per share (allocating the entire unit purchase price to the public shares and none to the warrants included in the public units) and the pro forma net tangible book value per public share after the Offering constitutes the dilution to you and the other investors in the Offering. Our Sponsor and consultant acquired the founder shares at a nominal price and non-managing investors purchased private placement shares at $1.15 per share, contributing to this dilution. Upon closing of the Offering, you and the other public shareholders incurred an immediate and substantial dilution of approximately 101.7% or $10.17 per share (the difference between the pro forma net tangible book value of $(0.17) per share and the initial offering price of $10.00 per share).

The non-managing investors have expressed an interest to purchase substantially all of the public units in the Offering, which may affect our ability to meet Nasdaq listing requirements or maintain such listing, may reduce the trading volume, volatility and liquidity for our public shares, if the non-managing investors choose not to trade their public shares post-offering, and may adversely affect the trading price of our public shares.

The non-managing investors purchased an aggregate of approximately 13.578 million of public units in the Offering at the offering price. None of the non-managing investors purchased more than 9.9% of the public units to be sold in the Offering. Depending on how many public units are purchased and held by the non-managing investors (assuming they choose not to trade their public shares post-Offering), the post-offering trading volume, volatility and liquidity of our securities may be reduced relative to what they would have been had the public units been more widely offered and sold to other public investors. The public shares purchased by the non-managing investors are not subject to any transfer restrictions, and any non-managing investor is free to trade its public shares anytime after the closing.

Nasdaq’s initial listing eligibility requirements for special purpose acquisition companies provide that we must have at least 300 round lot holders upon the completion of the Offering, and that in order to maintain the listing on Nasdaq, that we must have at least 300 public shareholders. To the extent that the non-managing investors purchase substantially all of the public units in the Offering, then unless there are a sufficient number of other purchasers of public units in the Offering to satisfy the Nasdaq listing eligibility requirements, we will not be successful in listing on Nasdaq, and if we are able to list on Nasdaq, but the non-managing investors continue to hold the shares included in the public units that they acquire in the Offering, whereas other purchasers do not do so and the trading volume, volatility or liquidity are effected by the public units not having been more widely offered, then it is possible that we will not be able to maintain the number of public shareholders required by Nasdaq to continue to list on Nasdaq.

Although we have no knowledge of any affiliation or other agreement or arrangement, as to voting of our securities or otherwise, among the non-managing investors, if such investors all elect to purchase the full amount of our public units described herein and so long as they hold a substantial portion of the public units purchased, the Sponsor and the non-managing investors would collectively own a significant number of our shares. Therefore, in the event that the non-managing investors purchase the full amount of public units described herein, continue to hold the shares included in the public units and individually decide to vote such shares in favor of our initial business combination, we would not need any additional public shares sold in the Offering to be voted in favor of our initial business combination to have our initial business combination approved.

The nominal purchase price paid by our Sponsor and consultant for the founder shares and paid by non-managing investors for private placement shares may result in significant dilution to the implied value of your public shares upon the consummation of our initial business combination.

We are offering our public units at an offering price of $10.00 per unit and the amount deposited in our trust account is initially anticipated to be $10.00 per public share, implying an initial value of $10.00 per public share. However, at our formation on May 8, 2024, our Sponsor acquired one Class B ordinary share, or “founder share,” for a purchase price of $0.0001. Subsequently on May 31, 2024, our Sponsor purchased 16,999,999 Class B ordinary shares from us for an aggregate purchase price of $100,000, or $0.00588235 per share, of which 2,000,000 founder shares were forfeited on October 25, 2024 following Underwriters’ decision not to exercise the over-allotment option. Following the May 31, 2024 purchase, our Sponsor surrendered 300,000 Class B ordinary shares to us for no consideration, resulting in our Sponsor holding 16,700,000 Class B ordinary shares. On June 6, 2024, we issued 300,000 Class B ordinary shares to consultant for its consulting services in the Offering for a purchase price of $0.01 per share, or an aggregate purchase price of $3,000. On July 29, 2024 and August 28, 2024, our Sponsor surrendered to us for no consideration an additional 659,417 founder shares and 3,833,337 founder shares, respectively, resulting in our Sponsor holding 10,207,246 Class B ordinary shares. Certain non-managing investors purchased an aggregate of 2,826,087 private placement shares from us in a private placement that closed simultaneously with the Offering at the price $1.15 per share. As a result, the value of your public shares may be significantly diluted upon the consummation of our initial business combination, when the founder shares are converted into public shares. For example, the following table shows the dilutive effect of the founder shares and private placement shares on the implied value of the public shares upon the consummation of our initial business combination, assuming that our equity value at that time is $200,000,000, which is the amount in cash we would have for our initial business combination in the trust account, assuming the underwriters’ over-allotment option is not exercised, no interest is earned on the funds held in the trust account, and no public shares are redeemed in connection with our initial business combination, and without taking into account any other potential impacts on our valuation at such time, such as the trading price of our public shares, the business combination transaction costs, any equity issued or cash paid to the target’s equity holders or other third parties, or the target’s business itself, including its assets, liabilities, management and prospects, or the impact of our public warrants and the private placement warrants. At such valuation, our shares would have an implied value of $6.00 per share upon consummation of our initial business combination, which would be a 40.0% decrease as compared to the initial implied value per public share of $10.00 (the price per unit in the Offering, assuming no value is ascribed to the public warrants).

Public shares	20,000,000
Founder shares	10,507,246
Private placement shares	2,826,087
Total shares	33,333,333
Total funds in trust available for initial business combination	$200,000,000
Initial implied value per public share	$10.00
Implied value per share upon consummation of initial business combination	$6.00

This dilution would increase to the extent that the anti-dilution provisions of the founder shares and private placement shares result in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the founder shares and private placement shares at the time of our initial business combination and would become exacerbated to the extent that public shareholders seek redemptions from the trust for their public shares. In addition, because of the anti-dilution protection in the founder shares and private placement shares, any equity or equity-linked securities issued in connection with our initial business combination would be disproportionately dilutive to our Class A ordinary shares.

We may amend the terms of the warrants in a manner that may be adverse to holders with the approval by the holders of at least 50% of the then outstanding public warrants.

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of warrant shares issuable upon exercise of a warrant.

Our warrants may have an adverse effect on the market price of our public shares and make it more difficult to effectuate our initial business combination.

We issued public warrants to purchase 20,000,000 Class A ordinary shares as part of the public units, and private placement warrants to purchase 3,719,000 Class A ordinary shares as part of a private placement. In each case, the warrants are exercisable at a price of $11.50. In addition, if the Sponsor makes any working capital loans, it may convert those loans into up to an additional 1,500,000 private placement warrants, at the price of $1.00 per warrant. To the extent we issue ordinary shares to effectuate a business transaction, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

Our management’s ability to require holders of our warrants to exercise such warrants on a cashless basis will cause holders to receive fewer Class A ordinary shares upon their exercise of the warrants than they would have received had they been able to exercise their warrants for cash.

If we call our public warrants for redemption after the redemption criteria described elsewhere in this Annual Report have been satisfied, our management will have the option to require any holder that wishes to exercise his warrants (including any warrants held by our Sponsor, executive officers and directors, or any of their permitted transferees) to do so on a “cashless basis.” If our management chooses to require holders to exercise their warrants on a cashless basis, the number of warrant shares received by a holder upon exercise will be fewer than it would have been had such holder exercised his warrants for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our Company.

Holders of warrants will not participate in liquidating distributions if we are unable to complete an initial business combination within the required time period.

If we are unable to complete an initial business combination within the required time period and we liquidate the funds held in the trust account, the warrants will expire and holders will not receive any of such proceeds with respect to the warrants. In this case, holders of warrants are treated in the same manner as holders of warrants of blank check companies whose units are comprised of shares and warrants, as the warrants in those companies do not participate in liquidating distribution. Nevertheless, holders of public units may have a financial incentive to vote in favor of any proposed initial business combination as each whole warrant would entitle the holder to purchase one Class A ordinary share, resulting in an increase in their overall economic stake in our Company. If a business combination is not approved, the warrants will expire and will be worthless.

Our warrant agreement will designate the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our Company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum. With respect to any complaint asserting a cause of action arising under the Securities Act or the rules and regulations promulgated thereunder, we note, however, that there is uncertainty as to whether a court would enforce this provision and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope of the forum provisions of our warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our Company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

Unlike most blank check companies, if

•

we issue additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at an issue price or effective issue price of less than $9.20 per share,

•

the aggregate gross proceeds from such issuances represent more than 65% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and

•	the market value is below $9.20 per share,

then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the price at which we issue the additional ordinary shares or equity-linked securities. This may make it more difficult for us to consummate an initial business combination with a target business.

Certain of our warrants are accounted for as a warrant liability and are recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our public shares or may make it more difficult for us to consummate an initial business combination.

Following the consummation of the concurrent private placement of warrants, our Sponsor holds 3,719,000 private placement warrants. We account for these private placement warrants as a warrant liability at fair value and subsequent changes in fair value each reporting period are reported in earnings. The impact of changes in fair value on earnings may have an adverse effect on the market price of our public shares. In addition, potential targets may seek a SPAC that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate an initial business combination with a target business.

If we do not maintain a current and effective prospectus relating to the warrant shares issuable upon exercise of the warrants, public holders will only be able to exercise such warrants on a “cashless basis” which would result in a fewer number of shares being issued to the holder had such holder exercised the warrants for cash.

If we do not maintain a current and effective prospectus relating to the warrant shares issuable upon exercise of the public warrants at the time that holders wish to exercise such warrants, they will only be able to exercise them on a “cashless basis” provided that an exemption from registration is available. As a result, the number of warrant shares that a holder will receive upon exercise of its public warrants will be fewer than it would have been had such holder exercised its warrant for cash. Further, if an exemption from registration is not available, holders would not be able to exercise their warrants on a cashless basis and would only be able to exercise their warrants for cash if a current and effective prospectus relating to the warrant issuable upon exercise of the warrants is available. Under the terms of the warrant agreement, we have agreed that as soon as practicable, but in no event later than 15 business days after the closing of our initial business combination, we will use our best efforts to file with the SEC a registration statement for the registration under the Securities Act of the warrant shares and thereafter use its best efforts to cause the registration statement to become effective and to maintain the effectiveness of such registration statement until the expiration of the warrants. However, we cannot assure you that we will be able to do so. If we are unable to do so, the potential “upside” of the holder’s investment in our Company may be reduced or the warrants may expire worthless. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws. If the issuance of the warrant shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrants shall not be entitled to exercise such warrants and such warrants may have no value and expire worthless. In such event, holders who acquired their public warrants as part of a purchase of public units will have paid the full unit purchase price solely for the Class A ordinary shares included in the public units. Notwithstanding the foregoing, the private placement warrants may be exercisable for unregistered warrant shares for cash even if the prospectus relating to the warrant shares issuable upon exercise of the warrants is not current and effective.

The determination of the offering price of our public units and the size of the Offering is more arbitrary than the pricing of securities and size of an offering of an operating company in a particular industry.

Prior to the Offering there has been no public market for any of our securities. The public offering price of the public units and the terms of the warrants were negotiated between us and the underwriters. In determining the size of the Offering, management held customary organizational meetings with the Representative, with respect to the state of capital markets, generally, and the amount the underwriters believed they reasonably could raise on our behalf. Factors considered in determining the size of the Offering, prices and terms of the public units, including the public shares and public warrants underlying the public units, include:

•	the history and prospects of companies whose principal business is the acquisition of other companies;

•	prior offerings of those companies;

•	our prospects for acquiring an operating business at attractive values;

•	a review of debt-to-equity ratios in leveraged transactions;

•	our capital structure;

•	an assessment of our management and their experience in identifying operating companies;

•	general conditions of the securities markets at the time of the Offering; and

•	other factors as were deemed relevant.

Although these factors were considered, the determination of our Offering price is more arbitrary than the pricing of securities of an operating company in a particular industry since we have no historical operations or financial results.

A market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

Following the Offering, the price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions. After listing on Nasdaq, an active trading market for our securities may never develop or, if developed, it may not be sustained. Additionally, if our securities become delisted from Nasdaq for any reason, and are quoted on the OTC Pink Sheets, an inter-dealer automated quotation system for equity securities not listed on a national exchange, the liquidity and price of our securities may be more limited than if we were listed on Nasdaq or another national exchange. You may be unable to sell your securities unless a market can be established and sustained.

We may issue our shares to investors in connection with our initial business combination at a price which is less than the prevailing market price of our shares at that time.

In connection with our initial business combination, we may issue shares to investors in private placement transactions at a price of $10.00 per share or which approximates the per-share amounts in our trust account at such time, which is generally approximately $10.00. The purpose of such issuances will be to enable us to provide sufficient liquidity to the post-business combination entity. The price of the shares we issue may therefore be less, and potentially significantly less, than the market price for our shares at such time.

An investment in our securities, and certain subsequent transactions with respect to our securities, may result in uncertain or adverse U.S. federal income tax consequences for an investor.

An investment in our securities, and certain subsequent transactions with respect to our securities, may result in uncertain or adverse U.S. federal income tax consequences for an investor. For instance, because there is no authority that directly addresses the U.S. federal income tax implications of instruments similar to the public units we are issuing in the Offering, the allocation an investor makes of the purchase price of a public unit between the public share and the public warrant included in each unit could be challenged by the Internal Revenue Service (the “IRS”) or the courts. Furthermore, the U.S. federal income tax consequences of a cashless exercise of public warrants is unclear under current law. Additionally, it is unclear whether the redemption rights with respect to our public shares suspend the running of a U.S. holder’s holding period for purposes of determining whether any gain or loss realized by such holder on the sale or exchange of public shares is long-term capital gain or loss and for determining whether any dividend we pay would be eligible for favorable U.S. federal income tax treatment. Each prospective investor is urged to consult with and rely solely upon its own tax advisors with respect to these and other tax consequences when purchasing, holding or disposing of our securities.

Whether a redemption of public shares will be treated as a sale of such public shares for U.S. federal income tax purposes will depend on a shareholder’s specific facts.

The U.S. federal income tax treatment of a redemption of public shares will depend on whether the redemption qualifies as a sale of such public shares under Section 302(a) of the Internal Revenue Code of 1986, as amended (the “Code”), which will depend largely on the total number of our shares treated as held by the shareholder electing to redeem public shares (including any shares constructively owned by the holder as a result of owning private placement warrants or public warrants or otherwise) relative to all of our shares outstanding both before and after the redemption. If such redemption is not treated as a sale of public shares for U.S. federal income tax purposes, the redemption will instead be treated as a corporate distribution of cash from us.

We are likely to be treated as a passive foreign investment company (“PFIC”), which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are treated as a PFIC for any taxable year in which a U.S. holder holds our Class A ordinary shares or warrants (regardless of whether we remain a PFIC for subsequent taxable years), such U.S. holder may be subject to certain adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on, among other things, the timing of our business combination, the amount of our passive income and assets in the year of the business combination, whether we combine with a U.S. or non-U.S. target company, and the amount of passive income and assets of the acquired business. Our actual PFIC status for our current taxable year or any subsequent taxable year will not be determinable until after the end of such taxable year. However, we anticipate that we are likely to be treated as a PFIC in our current taxable year.

If we determine we are a PFIC for any taxable year, upon written request by a U.S. holder, we will endeavor to provide to such U.S. holder such information as the IRS may require, including a PFIC annual information statement, in order to enable such U.S. holder to make and maintain a “qualified electing fund” (“QEF”) election with respect to its Class A ordinary shares, but there is no assurance that we will timely provide such required information. Furthermore, a U.S. holder may not make a QEF election with respect to its warrants to acquire our Class A ordinary shares. The rules dealing with PFICs and with the QEF election are very complex and are affected by various factors in addition to those described in this Annual Report. Accordingly, U.S. investors are strongly urged to consult with and rely solely upon their own tax advisors regarding the application of the PFIC rules to them in their particular circumstances.

If our initial business combination involves a company organized under the laws of the United States (or any subdivision thereof), a U.S. federal excise tax could be imposed on us in connection with any redemptions of our public shares after or in connection with such initial business combination.

The Inflation Reduction Act of 2022 provides for, among other things, a new 1% U.S. federal excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. corporations after December 31, 2022 (the “stock buyback tax”), subject to certain exceptions. If applicable, the amount of the stock buyback tax is generally 1% of the aggregate fair market value of any stock repurchased by the corporation during a taxable year, net of the aggregate fair market value of certain new stock issuances by the repurchasing corporation during the same taxable year. In addition, the U.S. Treasury Department and IRS have released preliminary guidance that would potentially cause a non-U.S. corporation’s U.S. subsidiaries to be subject to the stock buyback tax with respect to any share repurchases made by the non-U.S. corporation under certain circumstances.

As an entity incorporated as a Cayman Islands exempted company, the stock buyback tax is currently not expected to apply to redemptions of our public shares (absent any regulations or other additional guidance that may be issued in the future). However, in connection with an initial business combination involving a company organized under the laws of the United States (or any subdivision thereof), it is possible that we domesticate and continue as a Delaware corporation prior to certain redemptions. Because we expect that, following such a domestication, our securities would continue to trade on Nasdaq, in such a case we could be subject to the stock buyback tax with respect to any subsequent redemptions (including redemptions in connection with the initial business combination) that are treated as repurchases for this purpose. In all cases, whether and to what extent we would be subject to the stock buyback tax will depend on a number of factors, including (i) the structure of the initial business combination, including the extent to which the initial business combination involves a U.S. corporation and the extent to which we issue shares in the initial business combination or otherwise during the same taxable year that are eligible to offset any redemptions or other repurchases, (ii) the fair market value of the shares redeemed and (iii) the extent such redemptions could be treated as dividends and not as repurchases. The applicability of the stock buyback tax to us could be further affected by the content of any regulations, clarifications or other additional guidance from the U.S. Treasury Department that may be issued and applicable to the redemptions.

Any stock buyback tax that becomes payable as a result of any redemptions of our public shares (or other shares into which such public shares may be converted) in connection with our initial business combination or otherwise would be payable by us and not by the redeeming holder. To the extent such taxes are applicable, the amount of cash available to pay redemptions or to transfer to the target business in connection with our initial business combination may be reduced, which could result in our inability to meet conditions in the agreement relating to our initial business combination related to a minimum cash requirement, if any, or otherwise result in the shareholders of the combined company (including any of our shareholders who do not exercise their redemption rights in connection with the initial business combination) to economically bear the impact of such stock buyback tax.

General Risk Factors

We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a blank check company with no operating results, and we will not commence operations until obtaining funding through the Offering. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. To date, our efforts have been limited to organizational activities as well as activities related to the Offering. We have not selected any specific business combination target and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our securities less attractive to investors.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the Jumpstart Our Business Startups (“JOBS”) Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our public shares held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following January 1. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make a comparison of our financial statements with another public company, unless it is an emerging growth company that has not opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates equals or exceeds $250 million as of the prior June 30, and (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year or the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or executive officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs and the rights of shareholders will be governed by our amended and restated memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We will also be subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

Shareholders of Cayman Islands exempted companies like the Company have no general rights under Cayman Islands law to inspect corporate records or to obtain copies of the register of members of these companies. Our directors have discretion under our amended and restated memorandum and articles of association to determine whether or not, and under what conditions, our corporate records may be inspected by our shareholders, but are not obliged to make them available to our shareholders. This may make it more difficult for you to obtain the information needed to establish any facts necessary for a shareholder motion or to solicit proxies from other shareholders in connection with a proxy contest.

We have been advised by our Cayman Islands legal counsel that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing a business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2025. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our ordinary shares and could entrench management.

Our amended and restated memorandum and articles of association contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preference shares, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Our amended and restated memorandum and articles of association provide that the courts of the Cayman Islands will be the exclusive forums for certain disputes between us and our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for complaints against us or our directors, officers or employees.

Our amended and restated memorandum and articles of association provide that unless we consent in writing to the selection of an alternative forum, the courts of the Cayman Islands shall have exclusive jurisdiction over any claim or dispute arising out of or in connection with our amended and restated memorandum and articles of association or otherwise related in any way to each shareholder’s shareholding in us, including but not limited to (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of any fiduciary or other duty owed by any of our current or former director, officer or other employee to us or our shareholders, (iii) any action asserting a claim arising pursuant to any provision of the Companies Act or our amended and restated memorandum and articles of association, or (iv) any action asserting a claim against us governed by the internal affairs doctrine (as such concept is recognized under the laws of the United States of America) and that each shareholder irrevocably submits to the exclusive jurisdiction of the courts of the Cayman Islands over all such claims or disputes. The forum selection provision in our amended and restated memorandum and articles of association will not apply to actions or suits brought to enforce any liability or duty created by the Securities Act, Exchange Act or any claim for which the federal district courts of the United States of America are, as a matter of the laws of the United States of America, the sole and exclusive forum for determination of such a claim.

Our amended and restated memorandum and articles of association also provide that, without prejudice to any other rights or remedies that we may have, each of our shareholders acknowledges that damages alone would not be an adequate remedy for any breach of the selection of the courts of the Cayman Islands as exclusive forum and that accordingly we shall be entitled, without proof of special damages, to the remedies of injunction, specific performance or other equitable relief for any threatened or actual breach of the selection of the courts of the Cayman Islands as exclusive forum.

This choice of forum provision may increase a shareholder’s cost and limit the shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. Any person or entity purchasing or otherwise acquiring any of our shares or other securities, whether by transfer, sale, operation of law or otherwise, shall be deemed to have notice of and have irrevocably agreed and consented to these provisions. There is uncertainty as to whether a court would enforce such provisions, and the enforceability of similar choice of forum provisions in other companies’ charter documents has been challenged in legal proceedings. It is possible that a court could find this type of provisions to be inapplicable or unenforceable, and if a court were to find this provision in our amended and restated memorandum and articles of association to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could have adverse effect on our business and financial performance.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2024, we had $1,344,228 in cash outside the trust and working capital of $1,378,421. Further, we have no present revenue, our business plan is dependent on the completion of an initial business combination and we expect to continue to incur significant costs in pursuit of our business combination plans. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this prospectus do not include any adjustments that might result from our inability to consummate the Offering or our inability to continue as a going concern.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application also may change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

We are subject to changing law and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance.

We are subject to rules and regulations by various governing bodies, including, for example, the SEC, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law. Our efforts to comply with new and changing laws and regulations have resulted in and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from seeking a business combination target.

Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, we may be subject to penalty and our business may be harmed.

Changes to laws or regulations or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws, regulations, interpretations or applications may adversely affect our business, including our ability to negotiate and complete our initial business combination.

We are subject to laws and regulations, and interpretations and applications of such laws and regulations, of national, regional, state and local governments and applicable non-U.S. jurisdictions. In particular, we are required to comply with certain SEC and potentially other legal and regulatory requirements, and our consummation of an initial business combination may be contingent upon our ability to comply with certain laws, regulations, interpretations and applications and any post-business combination company may be subject to additional laws, regulations, interpretations and applications. Compliance with, and monitoring of, the foregoing may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination. A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination.

On January 24, 2024, the SEC issued final rules (the “2024 SPAC Rules”), which became effective on July 1, 2024, that formally adopted some of the SEC’s proposed rules for SPACs that were released on March 30, 2022. The 2024 SPAC Rules, among other items, impose additional disclosure requirements in initial public offerings by SPACs and business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and could impact the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. The 2024 SPAC Rules may materially adversely affect our business, including our ability to negotiate and complete, and the costs associated with, our initial business combination, and results of operations.

We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on shareholders.

We may, in connection with our initial business combination, reincorporate in the jurisdiction in which the target company or business is located or in another jurisdiction. The transaction may require a shareholder to recognize taxable income in the jurisdiction in which the shareholder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to shareholders to pay such taxes. Shareholders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

Our initial business combination or reincorporation may result in taxes imposed on shareholders.

We may, subject to requisite shareholder approval under the Companies Act, effect a business combination with a target company in another jurisdiction, reincorporate in the jurisdiction in which the target company or business is located, or reincorporate in another jurisdiction. The transaction may require a shareholder to recognize taxable income in the jurisdiction in which the shareholder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to shareholders to pay taxes attributable to such income. Shareholders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

Neither the underwriters in the Offering nor any of their affiliates have an obligation to provide us with potential investment opportunities or to devote any specified amount of time or support to our Company’s business.

Neither the underwriters in the Offering nor any of their affiliates have any legal or contractual obligation to seek on our behalf or to present to us investment opportunities that might be suitable for our business, and may allocate any such opportunities at their discretion to us or other parties. We have no investment management, advisory, consulting or other agreement in place with the underwriters or any of their affiliates that obligates them to undertake efforts on our behalf or that govern the manner in which they will allocate investment opportunities. Even if the Underwriters or one of their affiliates refer an opportunity to us, no assurance can be given that such opportunity will result in an acquisition agreement or our initial business combination.

We intend to offer each public shareholder the option to vote in favor of the proposed business combination and still seek redemption of such shareholders’ public shares.

In connection with any meeting held to approve an initial business combination, we will offer each public shareholder (but not our Sponsor, executive officers and directors) the right to have his, her or its public shares redeemed for cash (subject to the limitations described elsewhere in this Annual Report) regardless of whether such shareholder votes for or against such proposed business combination or votes at all. We will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and a majority of the outstanding shares voted are voted in favor of the business combination. This is different than other similarly structured blank check companies where shareholders are offered the right to redeem their shares only when they vote against a proposed business combination. This threshold and the ability to seek redemption while voting in favor of a proposed business combination may make it more likely that we will consummate our initial business combination.

Because of our structure, other companies may have a competitive advantage and we may not be able to consummate an attractive business combination.

We expect to encounter intense competition from entities other than blank check companies having a business objective similar to ours, including private equity groups, venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. Therefore, our ability to compete in acquiring certain sizable target businesses may be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, seeking shareholder approval of our initial business combination may delay the consummation of a transaction. Any of the foregoing may place us at a competitive disadvantage in successfully negotiating our initial business combination.

In addition, we do not intend to hold an annual meeting of shareholders to elect new directors prior to the completion of our business combination. Unless we hold an annual meeting, all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, the entire board of directors will be considered for election, however our initial shareholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial shareholders will continue to exert control at least until the completion of our business combination.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

We may face risks related to companies in the TMT, AI/ML, cybersecurity, MedTech, semiconductor and sustainable industries.

Business combinations with companies in the TMT, AI/ML, cybersecurity, MedTech, semiconductor and sustainable industries entail special considerations and risks. If we are successful in completing a business combination with such a target business, we may be subject to, and possibly adversely affected by, the following risks:

•	an inability to compete effectively in a highly competitive environment with many incumbents having substantially greater resources;

•	an inability to manage rapid change, increasing consumer expectations and growth;

•	an inability to build strong brand identity and improve subscriber or customer satisfaction and loyalty;

•	a reliance on proprietary technology to provide services and to manage our operations, and the failure of this technology to operate effectively, or our failure to use such technology effectively;

•	an inability to deal with our subscribers’ or customers’ privacy concerns;

•	an inability to attract and retain subscribers or customers;

•	an inability to license or enforce intellectual property rights on which our business may depend;

•	any significant disruption in our computer systems or those of third parties that we would utilize in our operations;

•	an inability by us, or a refusal by third parties, to license intellectual property to us upon acceptable terms;

•	potential liability for negligence, copyright, or trademark infringement or other claims based on the nature and content of materials that we may distribute;

•

competition for the leisure and entertainment time and discretionary spending of subscribers or customers, which may intensify in part due to advances in technology and changes in consumer expectations and behavior;

•

disruption or failure of our networks, systems or technology as a result of computer viruses, “cyber-attacks,” misappropriation of data or other malfeasance, as well as outages, natural disasters, terrorist attacks, accidental releases of information or similar events;

•	an inability to obtain necessary hardware, software and operational support; and

•	reliance on third-party vendors or service providers.

Any of the foregoing could have an adverse impact on our operations following a business combination. However, our efforts in identifying prospective target businesses will not be limited to the TMT, AI/ML, cybersecurity, MedTech, semiconductor and sustainable industries. Accordingly, if we acquire a target business in another industry, we will be subject to risks attendant with the specific industry in which the target business we acquire operates, which may or may not be different than those risks listed above.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

In 2024, we were a SPAC with no business operations other than that following our Offering, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. We assess and identify the possibility of risk from cybersecurity threats considering both our operations and the nature of our assets, which consist solely of the funds in our Trust account managed by a third-party Trustee and the funds in our operating bank account. To date, we have not experienced any cybersecurity attacks. In light of the nature of our operations in identifying and evaluating suitable acquisition transaction candidates, we believe that cybersecurity threats are not reasonably likely to materially affect these business operations. In addition, the procedures in place with third parties that maintain our assets are such that it also should not be reasonably likely for cybersecurity threats to materially affect our financial condition. But we recognize that a penetration of our systems or a third party’s systems could subject us to business, regulatory, litigation and reputation risk, which could have a negative effect on our business, financial condition and results of operations.

We have not adopted any specific cybersecurity risk management program or formal processes for managing risks from cybersecurity threats. However, in our overall risk management processes, we employ various procedures designed to identify, protect, detect and respond to and manage reasonably foreseeable cybersecurity risks and threats given our limited operations and assets. These include, but are not limited to, engaging a third-party information technology consultant who maintains and monitors our information technology network, internal reporting, monitoring and detection tools and anti-virus software. We also periodically assess risks from cybersecurity and technology threats and monitor our information systems for potential vulnerabilities, including those that could arise from internal sources and external sources such as third-party service providers we do business with.

Our management is generally responsible for assessing and managing risks from any cybersecurity threats, including through the use of the third-party information technology consultant who reports to our management on actions that he is undertaking and the cybersecurity threats that he sees to our information technology network. If and when any reportable cybersecurity incident arises, our management shall promptly report such matters to the Audit Committee of our Board of Directors (which is the committee of the Board of Directors to which oversight of cybersecurity matters and management of cybersecurity incidents has been delegated by the Board of Directors) for further actions, including regarding the appropriate disclosure, mitigation, or other response or actions that the Audit Committee or the Board of Directors deems appropriate to take. In addition, our management reports to the Audit Committee on a regular basis on the potential for risks from cybersecurity threats.

Item 2. Properties.

We currently maintain our corporate offices at 1731 Embarcadero Rd., Suite 200, Palo Alto, CA 94303. The cost for this space is included in the $30,000 per month fee that we pay an affiliate of our Sponsor for office space, administrative and support services. We believe, based on fees for similar services in the San Francisco Bay Area, that the fee charged by our Sponsor is at least as favorable as we could have obtained from an unaffiliated party. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

On September 6, 2024, the Company announced that the holders of the Company’s units may elect to separately trade the securities underlying such units which commenced on September 11, 2024. Any public units not separated will continue to trade on the Nasdaq under the symbol “GIGGU”. Any underlying Class A ordinary shares and warrants that are separated will trade on the Nasdaq under the symbols “GIG,” and “GIGGW”, respectively. Each warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50. Each warrant will become exercisable on the later of 30 days after the completion of the Company’s initial business combination or 12 months after the registration statement is declared effective by the SEC and will expire five years after the completion of the Company’s initial business combination or earlier upon redemption or liquidation.

The following table sets forth, for the calendar quarter indicated, the high and low sales prices per unit as reported on the Nasdaq for the period from August 30, 2024 (the first day on which our units began trading) through December 31, 2024, and our public shares and warrants for the period from September 11, 2024 (the first day on which our public shares and warrants were traded separately) through December 31, 2024.

	Units (GIGGU)		Ordinary Shares (GIG)		Warrants (GIGGW)
	High	Low	High	Low	High	Low
Year Ended December 31, 2024
Quarter ended March 31, 2024	$—	$—	$—	$—	$—	$—
Quarter ended June 30, 2024	$—	$—	$—	$—	$—	$—
Quarter ended September 30, 2024 (1)	$10.04	$9.94	$9.93	$9.91	$0.06	$0.05
Quarter ended December 31, 2024 (2)	$10.08	$9.95	$10.10	$9.89	$0.07	$0.06

(1)
Beginning on August 30, 2024, with respect to GIGGU.
(2)
Beginning on September 11, 2024 with respect to GIG and GIGGW.

(b) Holders

At March 4, 2025, there were twenty-eight holders of record of our ordinary shares. The actual number of holders of our units, separately traded public shares and separately traded warrants is greater than the number of record holders, and includes shareholders who are beneficial owners, but whose securities are held in “nominee” or “street name” by brokers and other nominees. The number of holders of record also does not include shareholders whose shares may be held in trust by other entities.

(c) Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of a business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future.

d) Securities Authorized for Issuance Under Equity Compensation Plans

None.

e) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Founder and Consulting Shares

During the period from May 8, 2024 (date of inception) to December 31, 2024, the Sponsor purchased a net 12,207,246 Class B ordinary shares (the “founder shares”), of which 2,000,000 Class B ordinary shares were forfeited on October 25, 2024, following the underwriters’ decision not to exercise the over-allotment option, for an aggregate purchase price of $100,000, or $0.00979696 per share. Additionally, on June 6, 2024, 300,000 Class B ordinary shares were sold for $3,000 to a consultant for its consulting services in connection with the Offering.

The shares issued to the Sponsor and consultant were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. Each holder of the Founder Shares is an “accredited investor” as such term is defined in Rule 501(a) of Regulation D under the Securities Act.

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

Private Placement Warrants

The Sponsor purchased from the Company an aggregate of 3,719,000 private placement warrants, at a price of $0.01561 per private placement warrant in a private placement that occurred simultaneously with the completion of the Offering. Each whole private placement warrant will be exercisable for $11.50 per share, and the exercise price of the private placement warrants may be adjusted in certain circumstances as described in Note 5 of the accompanying Notes to the Financial Statements. Under the terms of the Warrant Agreement, the Company has agreed to use its best efforts to file a new registration statement under the Securities Act, following the completion of the Company’s business combination.

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

The Company entered into an underwriting agreement on August 28, 2024 to conduct the Offering of 20,000,000 public units in the amount of $200.0 million in gross proceeds (the “public units”), with a 45-day option provided to the underwriters to purchase up to 3,000,000 additional public units solely to cover over-allotments, if any, in the amount of up to $30.0 million in additional gross proceeds. Each public unit consists of one Class A ordinary share of the Company, $0.0001 par value, and one redeemable warrant (a “public warrant”). Each whole public warrant is exercisable for one Class A ordinary share at a price of $11.50 per full share.

On August 30, 2024, the Company consummated the Offering of 20,000,000 public units. The public units were sold at a price of $10.00 per public unit, generating gross proceeds to the Company of $200,000,000.

On October 25, 2024, the over-allotment option expired without the purchase of additional public units by the underwriters.

As of December 31, 2024, we had cash of $1,344,228 held outside the Trust Account for working capital purposes.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the Company’s financial statements and notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Please see “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

We are a newly organized Private-to-Public Equity (PPE) company, also known as a blank check company or special purpose acquisition vehicle, incorporated in the Cayman Islands and formed by an affiliate of the serial SPAC GigCapital Global, for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, or engaging in any other similar business combination with one or more businesses or entities. We have not selected any specific business combination target. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the sale of the private placement warrants, our common equity or any preferred equity that we may create in accordance with the terms of our charter documents, debt, or a combination of cash, common or preferred equity and debt. The public units sold in the Offering each consisted of one Class A ordinary share of the Company and one redeemable warrant. Each public warrant is exercisable for one Class A ordinary share at a price of $11.50 per full share.

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

For the period from May 8, 2024 (date of inception) to December 31, 2024, we had net income of $2,378,292, which consisted of operating expenses of $628,761 and other expense from the change in fair value of warrant liability of $183,675, that were offset by interest and dividend income on cash and marketable securities held in the Trust Account and operating account of $3,188,704 and 2,024, respectively.

Liquidity and Capital Resources

Our liquidity needs have been satisfied to date through: (1) the receipt of $100,000 from the sale of the founder shares, (2) the net proceeds of $198,680,082 from the sale of the public units in the Offering, after deducting net offering expenses of approximately $1,319,918, which includes an underwriting discount of $600,000, (3) the sale of the founder shares to a consultant for a purchase price of $3,000, (4) the sale of private placement warrants to our Sponsor for a purchase price of $58,060, and (5) the sale of the private placement shares to non-managing investors for a purchase price of $3,250,000. These transactions resulted in proceeds of $202,091,142 of which $200,000,000 will be held in the Trust Account.

As of December 31, 2024, we held cash and marketable securities in the amount of $203,188,704 in the Trust Account. The marketable securities consisted of money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government obligations.

For the period from May 8, 2024 (date of inception) to December 31, 2024, cash used in operating activities was $821,914, consisting of net income of $2,378,292 and an increase in liabilities of $59,487, due to increase in accounts payable, including payable to related parties, and accrued liabilities of $39,000, and an increase in the fair value of the warrant liability of $183,675. This increase was offset by interest and dividends earned on marketable securities held in the Trust Account of $3,188,704, plus an increase in prepaid expenses and other current assets of $207,680 and an increase in other assets of $85,984.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable by us, if any), to acquire a target business or businesses and to pay our expenses relating thereto. We expect the interest earned on the amount in the Trust Account will be sufficient to pay any income taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

As of December 31, 2024, we had cash of $1,344,228 held outside the Trust Account. If the proceeds not held in the Trust Account become insufficient to allow us to operate for at least the next 12 months, assuming that a business combination is not consummated during that time, we intend to manage our cash flow through the timing and payment of expenses or, if necessary, raise additional funds from the Sponsor to ensure the proceeds not held in the Trust Account will be sufficient to allow us to operate for at least the next 12 months. In the event that additional financing is required from outside sources, the Company may not be able to raise it on terms acceptable to the Company or at all. Over this time period, we intend to use these funds primarily for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

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

Off-Balance Sheet Arrangements

As of December 31, 2024, we have not entered into any off-balance sheet financing arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of December 31, 2024, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay our Founder a monthly fee of $30,000 for office space, administrative services and secretarial support and an agreement with our Chief Financial Officer to pay a monthly fee of $20,000 for accounting services.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of Accounting Standards Codification (“ASC”) Topic 260, “Earnings Per Share.” Net income per share is computed by dividing net income by the weighted-average number of shares of ordinary shares outstanding during the period. The weighted-average ordinary shares are reduced for the effect of the Class B ordinary shares that are subject to forfeiture. The Company’s statements of operations and comprehensive income include a presentation of net income per share subject to redemption in a manner similar to the two-class method of income (loss) per share. With respect to the accretion of the Class A ordinary shares subject to possible redemption and consistent with ASC 480-10-S99-3A, the Company deemed the fair value of the Class A ordinary shares subject to possible redemption to approximate the contractual redemption value and the accretion has no impact on the calculation of net income per share. The Company’s public warrants and private placement warrants could, potentially, be exercised or converted into Class A ordinary shares and then share in the earnings of the Company. However, these warrants were excluded when calculating diluted income per share as the contingencies associated with the warrants had not been satisfied as of the end of the reporting periods presented. As a result, diluted income per share is the same as basic income per share for the period presented.

Ordinary Shares subject to possible redemption

Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2024, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheet. As of December 31, 2024, 20,000,000 Class A ordinary shares were issued and outstanding and subject to possible redemption.

Warrant Liability

We account for warrants for ordinary shares of the Company that are not indexed to our own shares as liabilities at fair value on the balance sheet. These warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized as a component of other income (expense) on the statement of operations and comprehensive income. We will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the warrants. At that time, the portion of the warrant liability related to the warrants for ordinary shares will be reclassified to additional paid-in capital.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

To date, our efforts have been limited to organizational activities and activities relating to the IPO and the identification and evaluation of a potential initial business combination. We have neither engaged in any operations nor generated any revenues. As of December 31, 2024, the net proceeds from our IPO held in the Trust Account were comprised entirely of money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest solely in United States treasuries. Due to the short-term nature of the money market fund’s investments, we do not believe that there will be an associated material exposure to interest rate risk.

As of December 31, 2024, $203,188,704 was held in the Trust Account for the purposes of consummating an initial business combination.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Shareholders of GigCapital7 Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of GigCapital7 Corp. (a Cayman Islands exempted company) (the “Company”) as of December 31, 2024, and the related statements of operations and comprehensive income, shareholders’ equity, and cash flows for the period from May 8, 2024 (date of inception) through December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the period from May 8, 2024 (date of inception) through December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that GigCapital7 Corp. will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no present revenue, its business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2024 are not sufficient to complete its planned activities for the upcoming year. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BPM LLP

We have served as the Company’s auditor since 2024.

San Jose, California

March 6, 2025

GIGCAPITAL7 CORP.

Balance Sheet

December 31, 2024
ASSETS
Current assets
Cash	$1,344,228
Prepaid expenses and other current assets	207,680
Total current assets	1,551,908
Cash and marketable securities held in Trust Account	203,188,704
Other assets	85,984
TOTAL ASSETS	$204,826,596
LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$25,439
Related party payable	34,048
Accrued liabilities	114,000
Total current liabilities	173,487
Warrant liability	241,735
Total liabilities	415,222
Commitments and contingencies (Note 3 and 4)
Class A ordinary shares subject to possible redemption, par value of $0.0001 per share 200,000,000 shares authorized; 20,000,000 shares at a redemption value of $10.15 per share	203,088,704
Shareholders’ equity
Preferred shares, par value of $0.0001 per share; 1,000,000 shares authorized; none issued or outstanding	—
Class A ordinary shares, par value of $0.0001 per share; 200,000,000 shares authorized; none issued or outstanding (excludes 20,000,000 shares subject to possible redemption)	—
Class B ordinary shares, par value of $0.0001 per share; 50,000,000 shares authorized; 13,333,333 shares issued and outstanding	1,333
Additional paid-in capital	—
Retained earnings	1,321,337
Total shareholders' equity	1,322,670
TOTAL LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS' EQUITY	$204,826,596

The accompanying notes are an integral part of these financial statements.

GIGCAPITAL7 CORP.

Statement of Operations and Comprehensive Income

Period from May 8, 2024 (Inception) through December 31, 2024
Revenues	$—
General and administrative expenses	628,761
Loss from operations	(628,761)
Other income (expense)
Change in fair value of warrants	(183,675)
Interest income	2,024
Interest and dividend income on marketable securities held in Trust Account	3,188,704
Income before provision for income taxes	2,378,292
Provision for income taxes	—
Net income and comprehensive income	$2,378,292
Net income attributable to Class A ordinary shares subject to possible redemption	$1,087,567
Basic and diluted weighted-average shares outstanding, Class A ordinary shares subject to possible redemption	10,420,168
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.10
Net income attributable to Class B non-redeemable ordinary shares	$1,290,725
Basic and diluted weighted-average Class B non-redeemable ordinary shares outstanding	12,366,661
Basic and diluted net income per share, Class B non-redeemable ordinary shares	$0.10

The accompanying notes are an integral part of these financial statements.

GIGCAPITAL7 CORP.

Statement of Shareholders’ Equity

	Ordinary Shares		Additional
Period from May 8, 2024 (Inception) through December 31, 2024	Shares	Amount	Paid-In Capital	Retained Earnings	Shareholders’ Equity
Balance as of May 8, 2024 (Inception)	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Founder and consultant	17,300,000	1,730	101,270	—	103,000
Surrender of Class B ordinary shares by Founder	(6,792,754)	(679)	679	—	—
Issuance of Class B ordinary shares in private placement	2,826,087	282	3,249,718	—	3,250,000
Fair value of public warrants at issuance	—	—	18,460,769	—	18,460,769
Allocated value of issuance costs to public warrants	—	—	(111,538)	—	(111,538)
Accretion of Class A ordinary shares to redemption value	—	—	(22,757,853)	—	(22,757,853)
Reclass of negative additional paid-in capital to retained earnings			1,056,955	(1,056,955)	—
Net income	—	—	—	2,378,292	2,378,292
Balance as of December 31, 2024	13,333,333	$1,333	$—	$1,321,337	$1,322,670

The accompanying notes are an integral part of these financial statements.

GIGCAPITAL7 CORP.

Statement of Cash Flows

Period from May 8, 2024 (Inception) through December 31, 2024
OPERATING ACTIVITIES
Net income	$2,378,292
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liability	183,675
Interest and dividends earned on cash and marketable securities held in Trust Account	(3,188,704)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(207,680)
Payable to related party	34,048
Accounts payable	25,439
Accrued liabilities	39,000
Other assets	(85,984)
Net cash used in operating activities	(821,914)
INVESTING ACTIVITIES
Investment of cash in Trust Account	(200,000,000)
Net cash used in investing activities	(200,000,000)
FINANCING ACTIVITIES
Proceeds from sale of Class B ordinary shares to founder and consultant	103,000
Proceeds from sale of public units, net of underwriting discount paid	199,400,000
Proceeds from the sale of private placement warrants to Founder	58,060
Proceeds from sale of Class B ordinary shares in a private placement	3,250,000
Payment of offering costs	(644,918)
Net cash provided by financing activities	202,166,142
Net increase in cash	1,344,228
Cash at beginning of period	—
Cash at end of period	$1,344,228

Supplemental non-cash disclosure:
Offering costs included in accounts payable, related party payable and accrued liabilities	$75,000
Accretion of Class A ordinary shares to redemption value	$22,757,853
Fair value of public warrants at issuance	$18,460,769

The accompanying notes are an integral part of these financial statements.

GIGCAPITAL7 CORP.

Notes to Financial Statements

1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

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

As of December 31, 2024, the Company had not commenced any operations. All activity for the period from May 8, 2024 (date of inception) through December 31, 2024 relates to the Company’s formation and the initial public offering (the “Offering”), as described below, and identifying a target Business Combination, as described below. The Company will not generate any operating revenues until after completion of the Business Combination, at the earliest. The Company will generate non-operating income in the form of interest and dividend income on cash, cash equivalents and marketable securities from the proceeds derived from the Offering. The Company has selected December 31 as its fiscal year end.

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

Transaction costs amounted to $1,319,918, consisting of $600,000 of underwriting fees and $1,019,918 of offering costs, partially offset by the reimbursement of $300,000 of offering expenses by the Underwriters. The

Company’s remaining cash after payment of the offering costs is held outside of the Trust Account for working capital purposes.

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

The Company’s amended and restated memorandum and articles of association provides that, other than the withdrawal of interest and dividends to pay taxes none of the funds held in the Trust Account will be released until the earlier of: (1) the completion of the Business Combination; (2) the redemption of 100% of the outstanding public shares if the Company has not completed an initial Business Combination within 21 months from the closing of the Offering or (3) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the Company’s public shares if the Company does not complete its initial Business Combination within the required time period or (B) with respect to any other provision relating to the Company’s pre-business combination activity and related shareholders’ rights.

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

If the Company holds a shareholder vote or there is a tender offer for shares in connection with the Business Combination, a public shareholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest but less taxes payable. As a result, such Class

A ordinary shares are recorded at the redemption amount and classified as temporary equity. The amount in the Trust Account as of December 31, 2024 was $203,188,704, which represented 20,000,000 public shares at $10.00 per public share plus interest and dividends earned on the holdings.

The Company will have 21 months from the closing date of the Offering to complete its initial Business Combination. If the Company does not complete a Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares for a per share pro rata portion of the Trust Account, including interest, but less taxes payable (less up to $100,000 of such net interest and dividends to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its creditors and remaining shareholders, as part of its plan of dissolution and liquidation. The initial shareholders entered into agreements with the Company, pursuant to which they agreed: (1) to waive their redemption rights with respect to their founder shares, private placement shares and any Class A ordinary shares issuable upon conversion thereof in connection with the consummation of the Company’s initial Business Combination or a tender offer conducted prior to a Business Combination or in connection with it; and (2) to waive their rights to liquidating distributions from the Trust Account with respect to their founder shares and private placement shares if the Company fails to complete its initial Business Combination within 21 months from the closing of the Offering, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete its initial Business Combination within the prescribed time frame.

In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per unit in the Offering.

Liquidity

As of December 31, 2024, the Company had $1,344,228 in cash and working capital of $1,378,421. Further, the Company has no present revenue, its business plan is dependent on the completion of a Business Combination and it expects to continue to incur significant costs in pursuit of its Business Combination acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. There is no assurance that the Company’s plans to consummate a Business Combination will be successful or successful within the target business acquisition period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of December 31, 2024, and the results of operations and cash flows for the periods presented.

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

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of Accounting Standards Codification (“ASC”) Topic 260, “Earnings Per Share.” Net income per share is computed by dividing net income by the weighted-average number of shares of ordinary shares outstanding during the period. The weighted-average ordinary shares are reduced for the effect of the Class B ordinary shares that are subject to forfeiture. The Company’s statement of operations and comprehensive income include a presentation of net income per share subject to redemption in a manner similar to the two-class method of income (loss) per share. With respect to the accretion of the Class A ordinary shares subject to possible redemption and consistent with ASC 480-10-S99-3A, the Company deemed the fair value of the Class A ordinary shares subject to possible redemption to approximate the contractual redemption value and the accretion has no impact on the calculation of net income per share. The Company’s public warrants (see Note 3) and private placement warrants (see Note 4) could, potentially, be exercised or converted into Class A ordinary shares and then share in the earnings of the Company. However, these warrants were excluded when calculating diluted income per share as the contingencies associated with the warrants had not been satisfied as of the end of the reporting periods presented. As a result, diluted income per share is the same as basic income per share for the periods presented.

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains cash balances that at times may be uninsured or in deposit accounts that exceed Federal Deposit Insurance Corporation limits. The Company maintains its cash deposits with major financial institutions.

Cash and Marketable Securities Held in Trust Account

As of December 31, 2024, the assets held in the Trust Account consisted of money market funds investing in U.S. Treasury securities and cash. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in investment income on marketable securities held in the Trust Account in the accompanying statement of operations and comprehensive income. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 and the SEC's Staff Accounting Bulletin (“SAB”) Topic 5A – “Expenses of Offering.” Offering costs in the amount of $1,319,918 consist principally of professional and registration fees incurred through the balance sheet date that are related to the Offering. Offering costs were allocated to the separable financial instruments issued in the Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to the public shares were charged to temporary equity and offering costs allocated to the public warrants (as defined in Note 3) were charged to shareholders’ equity upon the completion of the Offering.

Ordinary Shares Subject to Possible Redemption

Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of December

31, 2024, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. Immediately upon the closing of the Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable ordinary shares resulted in charges against additional paid-in capital. As of December 31, 2024, 20,000,000 Class A ordinary shares were issued and outstanding and subject to possible redemption.

As of December 31, 2024, the Class A ordinary shares subject to possible redemption reflected on the balance sheet are reconciled in the following table:

As of December 31, 2024
Gross proceeds	$200,000,000
Less:
Fair value of public warrants at issuance	(18,460,769)
Ordinary share issuance costs	(1,208,380)
Plus:
Accretion of carrying value to redemption value	22,757,853
Class A ordinary shares subject to possible redemption	$203,088,704

Financial Instruments

The fair value of the Company’s assets and liabilities approximates the carrying amounts represented in the balance sheet.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands, and the Company believes it is presently not subject to income taxes or income tax filing requirements in the United States.

Warrant Liability

The Company accounts for warrants for ordinary shares of the Company that are not indexed to its own shares as liabilities at fair value on the balance sheet. The warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized as a component of other income (expense) on the statement of operations and comprehensive income. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the warrants. At that time, the portion of the warrant liability related to the warrants for ordinary shares will be reclassified to additional paid-in capital.

Recent Accounting Pronouncements

The Company does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

No fractional shares will be issued upon exercise of the public warrants. If, upon exercise of the public warrants, a holder would be entitled to receive a fractional interest in a share, the Company will, upon exercise, round down to the nearest whole number the number of Class A ordinary shares to be issued to the public warrant holder. Each public warrant will become exercisable on the later of 30 days after the consummation of the Company’s initial Business Combination or 12 months from the closing of the Offering and will expire five years after the completion of the Company’s initial Business Combination or earlier upon redemption or liquidation. However, if the Company does not complete its initial Business Combination on or prior to the 21-month period, the public warrants will expire at the end of such period. If the Company is unable to deliver registered ordinary shares to the holder upon exercise of the public warrants during the exercise period, there will be no net cash settlement of these public warrants and the public warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the warrant agreement. Once the public warrants become exercisable, the Company may redeem the outstanding public warrants in whole and not in part at a price of $0.01 per public warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the last sale price of the Company’s ordinary shares equals or exceeds $18.00 per share for any 20 trading days within the 30-trading day period ending on the third trading day before the Company sends the notice of redemption to the public warrant holders.

The Company granted the Underwriters a 45-day option to purchase up to 3,000,000 additional public units to cover any over-allotments, at the initial public offering price. The option expired on October 25, 2024 without the purchase of additional public units by the Underwriters.

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

4. RELATED PARTY TRANSACTIONS

Founder Shares

During the period from May 8, 2024 (date of inception) to May 31, 2024, the Founder purchased 17,000,000 Class B ordinary shares (the “Founder Shares”) for an aggregate purchase price of $100,000, or $0.00588235 per share. Following the May 31, 2024 purchase, the Sponsor surrendered 4,792,754 Class B ordinary shares for no consideration. The Founder Shares are identical to the Class A ordinary shares included in the public units sold in the Offering except that the Founder Shares are subject to certain transfer restrictions, as described in more detail below. The Founder agreed to forfeit up to 2,000,000 Founder Shares to the extent that the over-allotment option is not exercised in full or in part by the Underwriters. As the Underwriters did not exercise the over-allotment option prior to its expiration, the Founder forfeited 2,000,000 Founder Shares on October 25, 2024, such that the Founder, the consultant and non-managing investors own 40% of the Company’s issued and outstanding Class A and Class B ordinary shares after the Offering.

Private Placement Warrant

Simultaneously with the closing of the Offering, the Founder purchased warrants to purchase an aggregate of 3,719,000 Class A ordinary shares at a price of $0.01561 per warrant. The private placement warrants will only be exercisable for whole Class A ordinary shares at $11.50 per share. Under the terms of the warrant agreement, the Company has agreed to use its best efforts to file a new registration statement under the Securities Act, following the completion of the Company’s initial Business Combination. No fractional shares will be issued upon exercise of the private placement warrants. If, upon exercise of the private placement warrants, a holder would be entitled to receive a fractional interest in a share, the Company will, upon exercise, round down to the nearest whole number the number of shares to be issued to the private placement warrant holder. Each private placement warrant will become exercisable on the later of 30 days after the consummation of the Company’s initial Business Combination or 12 months from the closing of the Offering and will expire five years after the completion of the Company’s initial Business Combination or earlier upon redemption or liquidation. However, if the Company does not complete its initial Business Combination on or prior to the 21-month period allotted to complete the initial Business Combination, the private placement warrants will expire at the end of such period. If the Company is unable to deliver registered ordinary shares to the holder upon exercise of the private placement warrants during the exercise period, there will be no net cash settlement of these private placement warrants and the private placement warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the private placement warrant agreement. Once the private placement warrants become exercisable, the Company may redeem the outstanding private placement warrants in whole and not in part at a price of $0.01 per private placement warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the last sale price of the Company’s ordinary shares equals or exceeds $18.00 per share for any 20 trading days within the 30-trading day period ending on the third trading day before the Company sends the notice of redemption to the private placement warrant holders.

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

5. SHAREHOLDERS’ EQUITY

Preferred Shares

The Company is authorized to issue 1,000,000 preferred shares with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of December 31, 2024, there were no preferred shares issued and outstanding.

Class A Ordinary Shares

The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2024, there were 20,000,000 Class A ordinary shares subject to possible redemption issued and outstanding.

Class B Ordinary Shares

The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. At formation on May 8, 2024, the Sponsor acquired one Class B ordinary share for a purchase price of $0.0001. Subsequently on May 31, 2024, the Sponsor purchased 16,999,999 Class B ordinary shares for an aggregate purchase price of $100,000, or $0.00588235 per share, of which 2,000,000 Class B ordinary shares were forfeited on October 25, 2024 following the Underwriters’ decision not to exercise the over-allotment option. On May 31, 2024, July 29, 2024 and August 28, 2024, the Sponsor surrendered 300,000, 659,417 and 3,833,337 Class B ordinary shares, respectively, for no consideration. On June 6, 2024, the Company issued 300,000 Class B ordinary shares to a consultant for consulting services in connection with the Offering for a purchase price of $0.01 per share, or an aggregate purchase price of $3,000. As of December 31, 2024, there were 13,333,333 Class B ordinary shares issued and outstanding.

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

As of December 31, 2024, there were 23,719,000 warrants outstanding.

6. FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description:	Level	December 31, 2024
Assets:
Cash and marketable securities held in Trust Account	1	$203,188,704
Liabilities:
Warrant liability	2	$241,735

The fair value of the warrants was estimated using the following assumptions:

	Upon Issuance	As of September 11, 2024
Stock Price	$9.08	$9.18
Volatility	9.0%	8.0%
Risk free interest rate	3.78%	3.52%
Exercise price	$11.50	$11.50
Time to maturity - years	6.75	6.72

The change in the fair value of the Level 3 warrant liability in the period from May 8, 2024 (date of inception) through September 11, 2024, is as follows:

Period from May 8, 2024 (Inception) through September 11, 2024
Fair value - beginning of period	$—
Additions	58,060
Change in fair value	2,929,653
Transfers out of level 3 to level 2	(2,987,713)
Fair value - end of period	$—

The marketable securities held in the Trust Account are considered trading securities as they are generally used with the objective of generating profits on short-term differences in price and therefore, any realized and unrealized gains and losses are recorded in the statement of operations and comprehensive income for the period presented.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

During the period from October 1, 2024 through December 31, 2024, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our directors and executive officers as of December 31, 2024 are listed below.

Name	Age	Position
Dr. Avi S. Katz	66	Chairman of the Board of Directors and Chief Executive Officer
Christine M. Marshall	53	Chief Financial Officer
Dr. Raluca Dinu	51	Director
Karen Rogge	71	Director
Raanan I. Horowitz	64	Director
Ambassador Adrian Zuckerman	67	Director
Professor Darius Moshfeghi	55	Director

Dr. Avi S. Katz

Dr. Avi S. Katz co-founded our Company together with Dr. Raluca Dinu, who is also a director of GigCapital7. Dr. Katz has served as the Chief Executive Officer and the Chairman of the Board since the inception of GigCapital7 in May 2024. Dr. Katz holds 50% indirect membership interest in the Sponsor. Dr. Katz also holds a 50% membership interest in GigManagement, LLC, the managing company of the Sponsor, and has served as a managing member of such managing company since its inception. Dr. Katz has spent approximately 35 years in international executive positions within the TMT industry working for privately held start-ups, and publicly traded middle-cap companies and large enterprises. After the sale of GigPeak (also known as GigOptix, NYSE GIG), which he founded and bootstrapped in April 2007 to IDT International (NYSE IDT) in April 2017, in October 2017, Dr. Katz founded GigCapital Global as a serial issuer of private-to-public equity (PPE) entity, also known as special-purpose-acquisition-company (SPAC) and served as since as its executive chairman of the board. In September 2017 he founded GigCapital, Inc. (“GIG1”), company formed for the purpose of acquiring a company in the TMT industry. GIG1 completed its initial public offering in December 2017, in which it sold 14,375,000 units at price of $10.00 per unit, with each unit consisting of one share of GIG1 common stock, three-fourths (3/4) of one warrant to purchase one share of GIG1 common stock and one right to receive one-tenth (1/10) of one share of GIG1 common stock, generating aggregate proceeds of approximately $144 million. On February 22, 2019, GIG1 entered into a stock purchase agreement to acquire Kaleyra S.p.A. at about transaction enterprise value of $187 million with combined cash and/or promissory note consideration of $15 million. The transaction closed on November 25, 2019, and GIG1 was renamed Kaleyra, Inc. and listed on the NYSE American stock exchange under the symbol “KLR” (and since that time, Kaleyra uplisted to the NYSE. In November 2023, KLR was sold to Tata Communications at a transaction enterprise value of about $320 million in a cash deal and ceased to exist as a public company. Dr. Katz served as the Chairman of the board and Secretary of Kaleyra since the consummation of the transaction in November 2019 and till the acquisition by Tata. In this capacity, Dr. Katz steered many restructuring and refinancing, including the acquisition of mGage from Blackstone for about $225 million in a cash and stock deal in June 2021. Prior to that time, Dr. Katz served as the Executive Chairman, Secretary, and Chief Executive Officer of GIG1. In March 2019, Dr. Katz founded GigCapital2, Inc. (“GIG2”), a Private-to-Public Equity (PPE) company formed for the purpose of acquiring a company in the TMT industry. GIG2 completed its initial public offering in June 2019, in which it sold 17,250,000 units at a per unit price of $10.00, with each unit consisting of one share of GIG2 common stock, one warrant to purchase one share of GIG2 common stock, and one right to receive one-twentieth (1/20) of one share of GIG2 common stock, generating aggregate proceeds of about $173 million. On June 8, 2021, GIG2 completed its business combination with each of UpHealth Holdings, Inc. and Cloudbreak Health, LLC, and the combined company changed its name to UpHealth, Inc. and trades on the OTC Pink under the new ticker symbol “UPHL.” Dr. Katz initially served as the Chief Executive Officer of GIG2 until August 2019, when Dr. Dinu substituted for him in that position. He also served as the Executive Chairman and Secretary of GIG2 since inception until the closing of the business combination in June 2021, when Dr. Katz was appointed as the Co-Chairman of the board of directors of UpHealth, becoming the sole Chairman of the board of UpHealth in June 2022. In this capacity, Dr. Katz was steering many restructuring and refinancing of the company, including the sale of Innovations Group Incorporated to Belmar Pharma Solutions for $56 million in a cash deal in June 2023 and the recently completed sale of Cloudbreak for $180 million in a cash deal to GTCR in March 2024. In February 2020, Drs. Katz and Dinu co-founded GigCapital3, Inc. (“GIG3”), a Private-to-Public Equity (PPE) company formed for the purpose of acquiring a company in the TMT industry. GIG3 completed its initial public offering in May 2020, in which it sold 20,000,000 units at a per unit price of $10.00, with each unit consisting of one share of GIG3 common stock and three-fourths (3/4) of one warrant to purchase one share of GIG3 common stock, generating aggregate proceeds of $200 million. On May 6, 2021, GIG3 completed its business combination with Lightning Systems, Inc., which does business as Lightning eMotors, and the combined company retained such name. Lightning eMotors, Inc. was listed on the NYSE under the new ticker symbol “ZEV”, but now is listed on the OTC Expert Market under the ticker symbol “ZEVY.” Dr. Katz served as the Chief Executive Officer, Executive Chairman and Secretary of GIG3 since its inception until the closing of the business combination in May 2021, when Dr. Katz was appointed as the Co-Chairman of the board of directors of Lightning eMotors, and served in that position until October 2021 when he did not stand for reelection to the board of directors. In December 2020, Drs. Katz and Dinu co-founded GIG4, a Private-to-Public Equity (PPE) company formed for the purpose of acquiring a company in the TMT and sustainable industries. GIG4 completed its initial public offering in February 2021, in which it sold 35,880,000 units at a per unit price of $10.00, with each unit consisting of one share of GIG4 common stock and one-third (1/3) of one (1) warrant to purchase one share of GIG4 common stock, generating aggregate proceeds of about $359 million. GIG4 listed on Nasdaq under the symbol “GIG.” In June 2021, GIG4 announced its agreement for a business combination with BigBear.ai Holdings, LLC. The business combination between GIG4 and BigBear.ai Holdings, LLC closed in December 9, 2021, and GIG4 was renamed BigBear.ai Holdings, Inc. BigBear.ai moved its listing from Nasdaq to the NYSE, where it is listed under the ticker symbol “BBAI.” Dr. Katz served as the Executive Chairman of GIG4 from its inception until the closing of the business combination with BigBear.ai on December 9, 2021, and since then and until March 2024, continued to serve as a member of the board of directors of BigBear.ai. In February 2021, Drs. Katz and Dinu co-founded GigInternational1, Inc. a Private-to-Public Equity (PPE) company formed for the purpose of acquiring a company in the TMT, aerospace and defense, mobility and semiconductor industries with a particular emphasis on the EMEA market. GigInternational1 completed its initial public offering in May 2021, in which it sold 20,900,000 units at a per unit price of $10.00, with each unit consisting of one share of GigInternational1 common stock and one-half (1/2) of one (1) warrant to purchase one share of GigInternational1 common stock, generating aggregate proceeds of $209 million. GigInternational1 listed on Nasdaq under the symbol “GIW,” but in November 2022, decided to liquidate and dissolve the company rather than pursue a business combination, and in December 2022, GigInternational1 delisted from Nasdaq after liquidating its trust account. In January 2021, Drs. Katz and Dinu co-founded GIG5, a Private-to-Public Equity (PPE) company formed for the purpose of acquiring a company in the TMT, aerospace and defense, intelligent automation and sustainable industries. GIG5 completed its initial public offering in September 2021, in which it sold 23,000,000 units at a per unit price of $10.00, with each unit consisting of one share of GIG5 common stock and one warrant to purchase one share of GIG5 common stock, generating aggregate proceeds of 230 million. GIG5 listed on Nasdaq under the symbol “GIG.” Dr. Katz served as the Executive Chairman of GIG5 from its inception until the closing of the business combination with QT Imaging, Inc. on March 4, 2024, and since then he serves as the chairman of the board of directors of QT Imaging Holdings, Inc. The combined company is now listed on Nasdaq under the ticker symbol “QTI”. Prior to launching his first Private-to-Public (PPE) company in 2017, Dr. Katz dedicated 10 years to incept and bootstrap, develop and manage GigPeak (NYSE American: formerly GIG), originally known as GigOptix, Inc. He served as Chairman of the Board, Chief Executive Officer and President of GigOptix / GigPeak from its inception in 2007 until its sale in April 2017 to IDT International (Nasdaq: IDTI) for $250 million in cash. From February 2014 to September 2017, Dr. Katz was the chairman of the board of directors of Brazil-Photonics, in Campinas, Brazil, a joint venture that GigPeak established with the Centro de Pesquisa e Desenvolvimento em Telecomunicações (CPqD). While Dr. Katz was at GigPeak’s helm, the company completed 10 M&A deals. From 2003 to 2005, Dr. Katz was the chief executive officer, president, and member of the board of directors of Intransa, Inc. From 2000 to 2003, Dr. Katz was the chief executive officer, president and a member of the board of directors of Equator Technologies. Prior to it, Dr. Katz held several leadership positions over the span of his career within the TMT industry since serving as member of Technical Staff at AT&T Bell Laboratories between 1988 and 1994, and made numerous angel investments in high-tech companies around the world, being a serial entrepreneur. He holds many U.S. and international patents, authored and co-authored more than 350 published scientific and technical articles in reputable journals, and is the editor of a number of technical books. Dr. Katz is a global philanthropist, and among many other activities, serves as board member of the NY Philharmonic Company. He is a graduate of the 1976 class of the Israeli Naval Academy, graduate of the 1979 USA Naval ASW class, and holds a B.Sc. and Ph.D. in Materials from the Technion (Israel Institute of Technology). Dr. Katz is married to Dr. Dinu, a director of our Company.

Christine M. Marshall joined our Company as Chief Financial Officer in May 2024. Ms. Marshall is an accomplished finance leader with extensive expertise in GAAP, SEC reporting, SOX compliance, financial policies and procedures, process enhancements, mergers and acquisitions, debt offerings and operation accounting. Ms. Marshall has a proven track record of building and leading high performing teams throughout her long career. Prior to joining our Company, Ms. Marshall was a consultant for the DeWinter Group from September 2023 to March 2024, and in that capacity, acted as the Interim Controller for one of their SaaS clients. From 2015 to 2023, Ms. Marshall was the Senior Director of Accounting, as well as for a portion that time, the Assistant Controller at Vocera Communications, Inc., a company supplying a wireless network-based software solution for voice communication in a variety of settings, which was acquired by Stryker Corporation in February 2022. Her extensive experience also includes acting as an External Reporting and Technical Accounting Consultant from 2009 until 2015 for a number of companies. From 2005 until 2007, Ms. Marshall also performed management and technical accounting functions in her role as External Reporting Manager at Adaptec, Inc., a computer storage company acquired by Microchip Technology. She was also previously a Senior Manager of Assurance and Advisory Services at Deloitte, one of the largest global accounting firms, from 1993 until 2004. Ms. Marshall holds a Bachelor of Science in Commerce from Santa Clara University and is a Certified Public Accountant (inactive) with the State of California.

Dr. Raluca Dinu co-founded our Company with Dr. Avi S. Katz, who is our Chief Executive Officer and Chairman, of the Board of Directors since May 2024. Dr. Dinu has spent approximately 21 years in international executive positions within the TMT industry working for privately held start-ups, middle-cap companies and large enterprises. In these roles, Dr. Dinu has been instrumental in launching and accelerating entities, building teams, large scale fund-raising, developing key alliances and technology partnerships, M&A activities, business development, financial management, global operations and sales and marketing. She served as the Chief Executive Officer of GIG2 from August 2019 to June 2021 and as a member of its board of directors since March 2019 and has continued in that role after that company became UpHealth, Inc. She also served on the board of directors of GIG3 beginning in February 2020 and continued in that role after that company became Lightning eMotors, Inc. in May 2021 until October 2021. She has also served as a member of the board of directors of BigBear.ai Holdings, Inc. since its inception in December 2020 as GIG4, and prior to the December 2021 business combination, was also the President, Chief Executive Officer and Secretary of GIG4 since its inception in December 2020. Drs. Katz and Dinu co-founded GigInternational1, a Private-to-Public Equity (PPE) company formed for the purpose of acquiring a company in the TMT, aerospace and defense, mobility and semiconductor industries with a particular emphasis on the EMEA market. GigInternational1 completed its initial public offering in May 2021, in which it sold 20,900,000 units at a per unit price of $10.00, with each unit consisting of one share of GigInternational1 common stock and one-half (1/2) of one warrant to purchase one share of GigInternational1 common stock, generating aggregate proceeds of $209 million. Dr. Dinu has served as a director since the inception of GigInternational1 and as the Chief Executive Officer, President and Secretary of GigInternational1 since March 2021. In November 2022, GigInternational1 decided to liquidate and dissolve the company rather than pursue a business combination, and in December 2022, GigInternational1 delisted from Nasdaq after liquidating its trust account. In January 2021, Drs. Katz and Dinu co-founded GIG5, a Private-to-Public Equity (PPE) company formed for the purpose of acquiring a company in the TMT, aerospace and defense, intelligent automation and sustainable industries. GIG5 completed its initial public offering in September 2021, in which it sold 23,000,000 units at a per unit price of $10.00, with each unit consisting of one share of GIG5 common stock and one warrant to purchase one share of GIG5 common stock, generating aggregate proceeds of 230 million. GIG5 listed on Nasdaq under the symbol “GIG.” Dr. Dinu served as the Chief Executive Officer of GIG5 from its inception until the closing of the business combination with QT Imaging, Inc. on March 4, 2024, and since then she serves as the Chief Executive Officer and director of QT Imaging Holdings, Inc. The combined company is now listed on Nasdaq under the ticker symbol “QTI.” Dr. Dinu also holds a 50% membership interest in the managing company of GigCapital5’s sponsor, GigManagement, LLC, and has served as a managing member of GigManagement, LLC since its inception. From April 2017 to May 2019, Dr. Dinu was the Vice President and General Manager of IDT’s Optical Interconnects Division. Prior to that, she held several executive-level positions at GigPeak, including Executive Vice President and Chief Operation Officer from April 2016 until it was acquired by IDT in April 2017, and before that, as its Executive Vice President of Global Sales and Marketing from August 2015 to April 2016, and as its Senior Vice President of Global Sales and Marketing from December 2014 to August 2015. From February 2014 to September 2017, Dr. Dinu was a member of the board of directors of Brazil-Photonics, in Campinas, Brazil, a joint venture that GigPeak established with the Centro de Pesquisa e Desenvolvimento em Telecomunicações (CPqD). From 2001 to 2008, Dr. Dinu was Vice President of Engineering at Lumera (Nasdaq: LMRA). Lumera was acquired by GigPeak in 2008, and Dr. Dinu joined GigPeak at that time. Dr. Dinu holds a B.Sc. in Physics and Ph.D. in Solid State Condensed Matter Physics from the University of Bucharest, and an Executive-M.B.A. from Stanford University. She also has a Corporate Director certificate from Harvard Business School, after completing the certification for Audit Committees and

Compensation Committees in 2021, and Making Corporate Boards More Effective in 2022. Dr. Dinu is married to Dr. Katz, the Chairman of the Board.

Karen Rogge serves as our director upon the completion of the Offering. Most recently, Ms. Rogge was a board director at Onto Innovation, a semiconductor equipment company, from 2021 to 2024. Previously, she was a board director at GigCapital5 through the business combination with QT Imaging from 2023 to March 2024, and Rambus, Inc., a semiconductor product and silicon IP company, from 2021 to 2023. Before that, she was a board director at Kemet Corporation, an electronic components company, acquired by Yageo, from 2018 to 2020. In addition, Ms. Rogge served on the board of directors of AeroCentury, an aircraft leasing company, from 2017 to 2018. She is president of the RYN Group LLC, a management consulting business, which she founded in 2010. She has served as the interim vice president and chief financial officer of Applied Micro Circuits Corporation, a semiconductor company, from 2015 to 2016. Previously, Ms. Rogge served as the senior vice president and chief financial officer of Extreme Networks, a computer network company, from 2007 to 2009. Earlier in her career, she held executive financial and operations management positions at Hewlett Packard Company and Seagate Technology. Ms. Rogge holds an MBA degree from Santa Clara University, and a B.S. degree in business administration from California State University, Fresno. She maintains an NACD Board Leadership Fellow credential.

Raanan I. Horowitz serves as our director upon the completion of the Offering. Mr. Horowitz currently serves on the Board of Trustees of the Institute for Defense Analysis, an American non-profit corporation that administers three federally funded research and development centers (FFRDCs) to assist the United States government in addressing national security issues, the board of directors of Parry Labs, LLC, an engineering services company, and the board of directors of Business Executive for National Security (BENS). He was a member of the board of directors of BigBear.ai Holdings, Inc. (BBAI: NYSE) following its business combination with GIG4 in December 2021, serving as the chair of the Nominations and Governance Committee until May 2023. He also served on the board of directors of GIG5 (NASDAQ:GIA) until its business combination with QTI, Inc. (NASDAQ:QTI) in February 2024. Mr. Horowitz was the President, Chief Executive Officer and a member of the board of directors of Elbit Systems of America, LLC, a leading provider of high-performance products and systems solutions for the defense, homeland security, commercial aviation, and medical instrumentation markets from 2007 until March 2024. Elbit Systems of America, LLC is a wholly owned subsidiary of Elbit Systems Ltd. (Nasdaq: ESLT), a global source of innovative, technology-based systems for diverse defense and commercial applications with more than 19,500 employees in 15 countries. Prior to being appointed to lead Elbit Systems of America, LLC, Mr. Horowitz served as the Executive Vice President and General Manager of EFW, Inc., a subsidiary of Elbit Systems of America, from 2003 to 2007. In 2014, 2015, 2018, 2022, 2023 and 2024, The Ethisphere Institute named Elbit Systems of America one of the “World’s Most Ethical Companies.” Previously, Mr. Horowitz was a member of the Wall Street Journal CEO Council, from 2018 until 2024 and served on the National Board of Directors for one of the nation’s largest volunteer health organizations, the Leukemia & Lymphoma Society, from 2009 to 2018. Mr. Horowitz earned a Master of Business Administration degree from the Seidman School of Business (1993) at Grand Valley State University in Allendale, Michigan. He was also awarded a Master of Science degree in Electrical Engineering (1991) and a Bachelor of Science degree in Mechanical Engineering (1981) from Tel-Aviv University in Israel.

Ambassador Adrian Zuckerman serves as our director upon the completion of the Offering. Ambassador Zuckerman was the United States Ambassador to Romania from 2019 to 2021. Under his leadership Romania signed a ten-year defense cooperation agreement with the United States that provided financial, military and strategic support and cooperation. He also advanced and helped structure an intergovernmental agreement between the US and Romania for the $8 billion refurbishment of the Cernavoda nuclear plant which included refurbishing one operating reactor and building two additional nuclear reactors. To help finance this project the Ambassador negotiated a $7 billion financing agreement with the Export-Import Bank of the United States (EXIM). The Cernavoda project was the largest-ever joint project between the United States and Romania. He was the recipient of the Star of Romania, Order of Grand Cross. Ambassador Zuckerman has worked as an Of Counsel to DLA Piper LLP (US) from 2021 to date, bringing his unique skills as a lawyer and former government official to advise multinational corporations on legal, regulatory, and governmental affairs as they expand into emerging markets in Eastern Europe and around the world. Before that, he was also a partner at Seyfath Shaw LLP from 2013 to 2019. Ambassador Zuckerman is also a member of the advisory board of the Krach Institute for Tech Diplomacy at Purdue

University. He holds an undergraduate degree from the Massachusetts Institute of Technology and a law degree from the New York Law School.

Professor Darius Moshfeghi serves as our director upon the completion of the Offering. Professor Moshfeghi is Professor and Chief of Retina at the Byers Eye Institute at the Stanford University School of Medicine where he has been continuously employed since 2002, and where he established the vitreoretinal fellowship program. He is internationally recognized for his pioneering work to promote telemedicine for the prevention of blindness in premature and term infants, establishing the Stanford University Network for the Diagnosis of Retinopathy of Prematurity (SUNDROP) network in 2005. Dr. Moshfeghi has led the Telemedicine for ROP screening program (TeleROP) collaboration between Stanford University and Pediatrix since 2017. SUNDROP and TeleROP provide ROP screening coverage for >2.5% of USA neonatal intensive care units and 3.8% of eligible infants. His entrepreneurial work centers around telemedicine applications in eye health: in 2020, he founded and was Chairman of Placid0 until its acquisition by Waldo, Inc., in 2021 and served on the Board of directors of 1800 Contacts from 2017 until its acquisition by KKR in 2020. Dr. Moshfeghi teamed with Dr. Jochen Kumm to form Pr3vent in 2017 to implement universal newborn eye screening for retinal and ocular abnormalities in healthy newborn infants and currently sits on the board. He is a founding member of the Collaborative Community on Ophthalmic Imaging—ROP section, serving from 2019 to present, which works with the FDA to develop guidelines for new technology and served on the American Academy of Ophthalmology Telemedicine Working Group from 2014 to 2022 and ROP Telemedicine Task Force Panel from 2009 to 2011. He led the steering committee for the Regeneron BUTTERFLEYE trial from 2019 to present and the photographic imaging committee for Bayer FIREFLEYE trial of aflibercept for ROP from 2018 to 2020. He leads the scientific advisory boards for Akebia from 2023 to present, Feliqs from 2023 to present, and Aspire Pharma in 2023 for their prevention trials in ROP. He also joined the Ocular Therapeutix, Inc. Independent Medical Monitor, Rescue Therapy in 2024 until present, and the Osanni Bio, Inc., Data Monitoring Committee, where he joined as Chair in 2024 and continues to serve. He is active in Data Monitoring Safety Boards working with Affamed from 2022 to present, Alcon from 2015 to 2018, Icon Clinical Research, Insite DME from 2023 to present, Novartis from 2019 to 2020, and Vanotech Chengdu from 2023 to present.

Number, Terms of Office and Election of Executive Officers and Directors

Our Board of Directors will be elected each year at our annual meeting of shareholders. We may not hold an annual meeting of shareholders until after we consummate our initial business combination (unless required by Nasdaq).

Our executive officers are elected by the Board of Directors and serve at the discretion of the Board of Directors, rather than for specific terms of office. Our Board of Directors is authorized by our amended and restated memorandum and articles of association to appoint persons to serve as officers as it deems appropriate. Our executive officers may consist of a Chairman, a Chief Executive Officer, a President, a Chief Financial Officer, Vice Presidents, a Secretary, Assistant Secretaries, a Treasurer and such other offices as may be determined by the Board of Directors.

Committees of the Board of Directors

Our Board of Directors has three standing committees: an audit committee; a compensation committee; and a nominating and corporate governance committee. Each of our audit committee, our compensation committee and our nominating and corporate governance committee are composed solely of independent directors. Each committee operates under a charter that is approved by our board and has the composition and responsibilities described below. The committee assignments set forth below were in effect as of December 31, 2024.

Audit Committee

We have established an audit committee of the Board of Directors. Mr. Horowitz and Ambassador Zuckerman serve as members of our audit committee. Ms. Rogge serves as the chairwoman of the audit committee. Under Nasdaq listing standards and applicable SEC rules, we are required to have three members of the audit committee all of whom must be independent. Ms. Rogge, Mr. Horowitz and Ambassador Zuckerman are independent.

Each member of the audit committee is financially literate and our Board of Directors has determined that Ms. Rogge qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the purpose and principal functions of the audit committee, including:

▪
assisting the Board of Directors in the oversight of (1) the accounting and financial reporting processes of the Company and the audits of the financial statements of the Company, (2) the preparation and integrity of the financial statements of the Company, (3) the compliance by the Company with financial statement and regulatory requirements, (4) the performance of the Company’s internal finance and accounting personnel and its independent registered public accounting firm, and (5) the qualifications and independence of the Company’s independent registered public accounting firm;
▪
reviewing with each of the internal auditors and independent registered public accounting firm the overall scope and plans for audits, including authority and organizational reporting lines and adequacy of staffing and compensation.
▪
reviewing and discussing with management and internal auditors the Company’s system of internal control and discussing with the independent registered public accounting firm any significant matters regarding internal controls over financial reporting that have come to its attention during the conduct of its audit;
▪
reviewing and discussing with management, internal auditors and the independent registered public accounting firm the Company’s financial and critical accounting practices, and policies relating to risk assessment and management;
▪
receiving and reviewing reports of the independent registered public accounting firm discussing 1) all critical accounting policies and practices to be used in the independent registered public accounting firm’s audit of the Company’s financial statements, 2) all alternative treatments of financial information within GAAP that have been discussed with management, ramifications of the use of such alternative disclosures and treatments, and the treatment preferred by the independent registered public accounting firm, and 3) other material written communications between the independent registered public accounting firm and management, such as any management letter or schedule of unadjusted differences;
▪
reviewing and discussing with management and the independent registered public accounting firm the annual and quarterly financial statements and section entitled “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” of the Company prior to the filing of the Company’s Annual Report on Form 10-K and Quarterly Reports on Form 10-Q;
▪
reviewing, or establishing, standards for the type of information and the type of presentation of such information to be included in, earnings press releases and earnings guidance provided to analysts and rating agencies;
▪
discussing with management and the independent registered public accounting firm any changes in Company’s critical accounting principles and the effects of alternative GAAP methods, off-balance sheet structures and regulatory and accounting initiatives;
▪
reviewing material pending legal proceedings involving the Company and other contingent liabilities;
▪
meeting periodically with the Chief Executive Officer, Chief Financial Officer, the senior internal auditing executive and the independent registered public accounting firm in separate executive sessions to discuss results of examinations;

▪
reviewing and approving all transactions between the Company and related parties or affiliates of the officers of the Company requiring disclosure under Item 404 of Regulation S-K prior to the Company entering into such transactions;
▪
establishing procedures for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters, and the confidential, anonymous submissions by employees or contractors of concerns regarding questionable accounting or accounting matters;
▪
reviewing periodically with the Company’s management, independent registered public accounting firm and outside legal counsel (i) legal and regulatory matters which may have a material effect on the financial statements, and (ii) corporate compliance policies or codes of conduct, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding the Company’s financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities; and
▪
establishing policies for the hiring of employees and former employees of the independent registered public accounting firm.

Compensation Committee

We have established a compensation committee of the Board of Directors. The members of our Compensation Committee are Ms. Rogge and Ambassador Zuckerman, and Mr. Horowitz serves as Chairman of the compensation committee. We have adopted a compensation committee charter, which details the purpose and responsibility of the compensation committee, including:

▪
reviewing the performance of the Chief Executive Officer and executive management;
▪
assisting the Board of Directors in developing and evaluating potential candidates for executive positions (including Chief Executive Officer);
▪
reviewing and approving goals and objectives relevant to the Chief Executive Officer and other executive officer compensation, evaluate the Chief Executive Officer’s and other executive officers’ performance in light of these corporate goals and objectives, and set Chief Executive Officer and other executive officer compensation levels consistent with its evaluation and the company philosophy;
▪
approving the salaries, bonus and other compensation for all executive officers;
▪
reviewing and approving compensation packages for new corporate officers and termination packages for corporate officers as requested by management;
▪
reviewing and discussing with the Board of Directors and senior officers plans for officer development and corporate succession plans for the Chief Executive Officer and other senior officers;
▪
reviewing and making recommendations concerning executive compensation policies and plans;
▪
reviewing and recommending to the Board of Directors the adoption of or changes to the compensation of the Company’s directors;
▪
reviewing and approving the awards made under any executive officer bonus plan, and provide an appropriate report to the Board of Directors;
▪
reviewing and making recommendations concerning long-term incentive compensation plans, including the use of stock options and other equity-based plans, and, except as otherwise delegated by the Board of Directors, acting on as the “Plan Administrator” for equity-based and employee benefit plans;
▪
approving all special perquisites, special cash payments and other special compensation and benefit arrangements for the Company’s executive officers and employees;

▪
reviewing periodic reports from management on matters relating to the Company’s personnel appointments and practices;
▪
assisting management in complying with the Company’s proxy statement and annual report disclosure requirements;
▪
issuing an annual report of the Compensation Committee on Executive Compensation for the Company’s annual proxy statement in compliance with applicable SEC rules and regulations;
▪
annually evaluating the Committee’s performance and the committee’s charter and recommending to the Board of Directors any proposed changes to the charter or the committee; and
▪
undertaking all further actions and discharge all further responsibilities imposed upon the Committee from time to time by the Board of Directors, the federal securities laws or the rules and regulations of the SEC.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the NYSE and the SEC.

Nominating and Corporate Governance Committee

We have established a nominating and corporate governance committee of the Board of Directors. The members of our nominating and corporate governance are Professor Moshfeghi and Mr. Horowitz, and Ambassador Zuckerman serves as Chairman of the nominating and corporate governance committee. We have adopted a nominating and corporate governance committee charter, which details the purpose and responsibilities of the nominating and corporate governance committee, including:

▪
developing and recommending to the Board of Directors the criteria for appointment as a director;
▪
identifying, considering, recruiting and recommending candidates to fill new positions on the Board of Directors;
▪
reviewing candidates recommended by shareholders;
▪
conducting the appropriate and necessary inquiries into the backgrounds and qualifications of possible candidates; and
▪
recommending director nominees for approval by the Board of Directors and election by the shareholders at the next annual meeting.

The charter also provides that the nominating and corporate governance committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and will be directly responsible for approving the search firm’s fees and other retention terms.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the Board of Directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders. Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our Board of Directors.

Compensation Committee Interlocks and Insider Participation

None of our directors who currently serve as members of our compensation committee is, or has at any time in the past been, one of our officers or employees. None of our executive officers currently serves, or in the past year has served, as a member of the compensation committee of any other entity that has one or more executive officers serving on our board of directors. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors of any other entity that has one or more executive officers serving on our compensation committee.

Compensation Committee Report

The compensation committee of the board of directors has reviewed and discussed the “Compensation of Our Executive Officers and Directors” section below and, based on such review and discussion, has recommended to our board of directors that such section be included in this Form 10-K.

Director Independence

Nasdaq requires that a majority of our board must be composed of “independent directors,” which is defined generally as a person other than an executive officer or employee of our Company or its subsidiaries or any other individual having a relationship, which, in the opinion of our Company’s Board of Directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

Following the closing of the Offering, Ms. Rogge and Mr. Horowitz, Ambassador Zuckerman and Professor Moshfeghi are our independent directors. Our independent directors may have regularly scheduled meetings at which only independent directors are present in certain circumstances. Any initial business combination must be approved by a majority of our independent directors. Any affiliated transactions will be on terms no less favorable to us than could be obtained from independent parties. Any affiliated transactions must be approved by a majority of our independent and disinterested directors.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics applicable to our management team and employees in accordance with applicable federal securities laws. We have filed a copy of our form of Code of Business Conduct and Ethics and our board committee charters as exhibits to the initial registration statement. You are able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Business Conduct and Ethics will be provided without charge upon request from us, or may accessed on our Company website at https://www.gigcapitalglobal.com/investors. We intend to disclose any amendments to or waivers of certain provisions of our Code of Business Conduct and Ethics in a Current Report on Form 8-K.

Insider Trading Policy

Subsequent to the consummation of the Offering, we adopted an insider trading policy which requires insiders to (1) refrain from purchasing securities during certain blackout periods and when they are in possession of any material non-public information and (2) clear all trades with our legal counsel prior to execution. We cannot currently determine whether any of our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as that would be dependent upon several factors, including but not limited to, the timing and size of any such purchase. Depending on the circumstances, any of our insiders may decide to make purchases of our public shares pursuant to a Rule 10b5-1 plan or may determine that acting pursuant to such a plan is not required under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

Conflicts of Interest

Our management team is responsible for the management of our affairs. As described above and below, each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties, he or she will honor these obligations and duties to present such business combination opportunity to such entities first, and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us.

We do not believe, however, that the fiduciary, contractual or other obligations or duties of our officers or directors will materially affect our ability to complete our initial business combination. Our amended and restated memorandum and articles of association provide that we renounce our interest in any corporate opportunity offered to any director or officer unless (i) such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our Company, (ii) such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue and (iii) the director or officer is permitted to refer the opportunity to us without violating another legal obligation.

Our Sponsor, officers and directors may participate in the formation of, or become an officer or director of, any other blank check company prior to completion of our initial business combination. As a result, our Sponsor, officers or directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other blank check company with which they may become involved. Further, there is significant overlap among the directors and officers of UpHealth, Inc., QT Imaging Holdings, Inc. and our Company. Dr. Katz, our Chief Executive Officer and Chairman, serves as the Chairman of QT Imaging Holdings,Inc. and the Chairman of UpHealth, Inc., and Dr. Dinu, our director, is also a member of the board of directors of UpHealth, Inc. and the Chief Executive Officer and member of the board of directors of QT Imaging Holdings,Inc. Any of such companies may present additional conflicts of interest in pursuing an acquisition target. Investors should be aware of the following potential conflicts of interest:

▪
None of our officers and directors is required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating their time among various business activities.
▪
In the course of their other business activities, our Sponsor, officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to our Company as well as the other entities with which they are affiliated. However, our officers and directors have agreed to present to us all suitable target business opportunities, subject to any fiduciary or contractual obligations.
▪
Unless we consummate our initial business combination, our executive officers, directors and Sponsor will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount of available proceeds not deposited in the trust account.
▪
The founder shares, private placement shares and any Class A ordinary shares issuable upon conversion thereof, private placement warrants (and underlying securities) will be released from their respective lock-up restrictions only if a business combination is successfully completed, and the private placement warrants will expire worthless if a business combination is not consummated.

For the foregoing reasons, our Board of Directors may have a conflict of interest in determining whether a particular target business is appropriate to effect a business combination with our Company.

In general, executive officers and directors of a corporation incorporated under the Cayman Islands are required to present business opportunities to a corporation if:

▪
the corporation could financially undertake the opportunity;
▪
the opportunity is within the corporation’s line of business; and

▪
it would not be fair to the corporation and its shareholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our management team may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. In addition, conflicts of interest may arise when our board evaluates a particular business opportunity with respect to the above-listed criteria. We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.

In order to minimize potential conflicts of interest which may arise from multiple corporate affiliations, each of our officers and directors has contractually agreed, pursuant to a written agreement with us, until the earliest of our execution of a definitive agreement for a business combination, our liquidation or such time as he or she ceases to be an officer or director, to present to our Company for our consideration, prior to presentation to any other entity, any suitable business opportunity which may reasonably be required to be presented to us, subject to any fiduciary or contractual obligations he or she might have in the event their respective business combinations are not consummated. Accordingly, our amended and restated memorandum and articles of association provide that the doctrine of corporate opportunity will not apply with respect to any of our executive officers or directors in circumstances where the application of the doctrine would conflict with any fiduciary duties or contractual obligations they may have.

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations.

Individual	Entity	Entity's Business	Affiliation
Dr. Avi S. Katz	GIG4L, LLC	Consulting and Investment	Founder and managing member
	GigManagement, LLC	Management Company	Co-Founder and managing member
	GigAcquisitions2, LLC	PPE (SPAC) sponsorship	Founder and manager
	GigAcquisitions5, LLC	PPE (SPAC) sponsorship	Founder and manager
	GigAcquisitions7 Corp	PPE (SPAC) sponsorship	Founder and manager
	UpHealth, Inc.	Healthcare and Telemedicine	Chairman of board of directors
	QT Imaging Holdings, Inc.	Medical Device	Chairman of board of directors
Dr. Raluca Dinu	GIG4L, LLC	Investment	Co-Founder and managing member
	GigManagement, LLC	Management Company	Founder and managing member
	UpHealth, Inc.	Digital Healthcare	Director
	QT Imaging Holdings, Inc.	Medical Device	Chief Executive Officer
Professor Darius Moshfeghi	Standford University School of Medicine	Ophthalmic	Professor and Chief of Retina
Ambassador Adrian Zuckerman	DLA Piper LLP (US)	Law Firm	Of Counsel
Raanan I. Horowitz	Institute for Defense Analysis Parry Labs LLC	Technical and Scientific Analysis Engineering Services	Member of board of trustees, Member of board of directors
	Business Executives for National Security	National Security	Member of board of directors

If we submit our initial business combination to our public shareholders for a vote, our initial shareholders have agreed to vote their founder shares and private placement shares in favor of our initial business combination, but not any public shares that non-managing investors may buy in the Offering or after the Offering on the open market. In addition, they have agreed to waive their respective rights to participate in any liquidation distribution with respect to their founder shares, insider shares or private shares. If they purchase public shares as part of the Offering or on the open market, however, they would be entitled to participate in any liquidation distribution in respect of such shares but have agreed not to convert or sell such shares to us in connection with the consummation of an initial business combination.

All ongoing and future transactions between us and any of our Sponsor, executive officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by a majority of our uninterested “independent” directors or the members of our Board of Directors who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange requires our management team and persons who beneficially own more than ten percent of our ordinary shares to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the period ended December 31, 2024 there were no delinquent filers.

Item 11. Executive Compensation.

Compensation of our Executive Officers and Directors

As we are a special purpose acquisition company, formed for the purpose of effecting a business combination, our primary objective with respect to executive and director compensation is to retain the executives and directors to help identify and close a business combination.

Commencing on the date that the Company’s securities were first listed on the Nasdaq through the earlier of consummation of the Company’s initial business combination or our liquidation, the Company has agreed to pay GigManagement, LLC a total of $30,000 per month for office space and general and administrative services. This arrangement was agreed to by an affiliate of the Company’s Executive Chairman and the Company’s Chief Executive Officer for the Company’s benefit and is not intended to provide such affiliate of the Company’s Executive Chairman and the Company’s Chief Executive Officer compensation in lieu of a salary. The Company believes that such fees are at least as favorable as it could have obtained from an unaffiliated third party for such services.

The Company has agreed to pay Ms. Marshall, its Treasurer and Chief Financial Officer a total of $20,000 per month for her services.

In accordance with what was provided for in the Current Report on Form 8-K, on September 23, 2024, the Board of Directors approved the payment by the Company of advisory fees to directors in connection with certain activities on the Company’s behalf, such as identifying and investigating possible business targets and business combinations as well as pertaining to Board of Directors committee service and administrative and analytical services. These advisory fees are due to be paid quarterly, and include payments to Dr. Avi Katz, the Chief Executive Officer. The quarterly amount's approved are as follows, of which no quarterly payments were made in 2024; however, one quarters worth of payments are in accrued liabilities as of December 31, 2024:

Director	Quarterly Compensation
Dr. Avi Katz	$6,000
Dr. Raluca Dinu	$6,000
Karen Rogge	$6,000
Raanan I. Horowitz	$6,000
Ambassador Adrian Zuckerman	$6,000
Professor Darius Moshfeghi	$6,000

Following are the tabular disclosures of our executive officer and director compensation:

Management Compensation

Name and principal position	Year	Salary	Bonus	Share Awards	Option Awards	Nonequity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation (1)	Total
Dr. Avi S. Katz, Executive Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	May 8, 2024 (Inception) through December 31, 2024	$—	$—	$—	$—	$—	$—	$6,000	$6,000
Christine M. Marshall, Chief Financial Officer (Principal Financial and Accounting Officer)	May 8, 2024 (Inception) through December 31, 2024	$132,667	$—	$—	$—	$—	$—	$—	$132,667

(1)
Advisory fees were paid to directors for board committee service and administrative and analytical services, including certain activities on the Company’s behalf, such as identifying and investigating possible business targets and business combinations.

Independent Director Compensation

Name	Fees earned or paid in cash	Stock Awards	Option Awards	Nonequity incentive plan compensation	Change in pension value and nonqualified deferred compensation earnings	All other compensation (1)	Total
Dr. Raluca Dinu, Director						$6,000	$6,000
Karen Rogge, Independent Director and Chairwoman of the Audit Committee	$—	$—	$—	$—	$—	$6,000	$6,000
Raanan I. Horowitz, Independent Director and Chairman of the Compensation Committee	$—	$—	$—	$—	$—	$6,000	$6,000
Ambassador Adrian Zuckerman, Independent Director and Chairman of the nominating and corporate governance committee	$—	$—	$—	$—	$—	$6,000	$6,000
Professor Darius Moshfeghi, Independent Director	$—	$—	$—	$—	$—	$6,000	$6,000

(1)
Advisory fees were paid to directors for board committee service and administrative and analytical services, including certain activities on the Company’s behalf, such as identifying and investigating possible business targets and business combinations.

Except as set forth above, no compensation will be paid to the Company’s Sponsor, executive officers and directors, or any of their respective affiliates, prior to or in connection with the consummation of our initial business combination with the target business. Additionally, these individuals are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. The Company’s independent directors review on a quarterly basis all payments that were made to the Sponsor, executive officers, directors or their affiliates. The Company is not party to any agreements with its officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We have no compensation plans under which equity securities are authorized for issuance.

The following table sets forth information regarding the beneficial ownership of our shares as of the date of this annual report, and as adjusted to reflect the sale of our shares included in the units, by:

▪
each person known by us to be the beneficial owner of more than 5% of the outstanding ordinary shares;

▪
each of our executive officers and directors that beneficially owns ordinary shares; and
▪
all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Ordinary Shares (2)
GigAcquisitions7 Corp.	10,207,246	30.6%
Dr. Avi S. Katz (3)	10,207,246	30.6%
Christine M. Marshall	—	—
Dr. Raluca Dinu	10,207,246	30.6%
Karen Rogge	—	—
Raanan I. Horowitz	—	—
Ambassador Adrian Zuckerman	—	—
Professor Darius Moshfeghi	—	—

* Less than one percent

(1)
Unless otherwise indicated, the business address of each of the individuals is 1731 Embarcadero Rd., Suite 200, Palo Alto, CA 94303.
(2)
Based on 33,333,333 ordinary shares outstanding as of March 4, 2025.
(3)
Represents shares held by our Sponsor. The shares held by our Sponsor are beneficially owned by Dr. Katz,our Chairman of the Board of Directors, and Dr. Raluca Dinu, our director, who both have the voting and dispositive power over the shares held by our Sponsor. The Sponsor’s business address is 1731 Embarcadero Rd., Suite 200, Palo Alto, CA 94303.

Our initial shareholders and any of their permitted transferees beneficially own approximately 40% of our issued and outstanding shares (assuming none of our initial shareholders purchases any public units), with our Sponsor beneficially owning approximately 30.6% of such issued and outstanding shares. Because of this ownership block, our Sponsor, acting alone, may be able to effectively influence the outcome of all matters requiring approval by our shareholders, including the election of directors, amendments to our amended and restated memorandum and articles of association and approval of significant corporate transactions.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

At our formation on May 8, 2024, our Sponsor acquired one Class B ordinary share, or “founder share,” for a purchase price of $0.0001. Subsequently on May 31, 2024, our Sponsor purchased 16,999,999 Class B ordinary shares from us for an aggregate purchase price of $100,000, or $0.00588235 per share. Following the May 31, 2024 purchase, our Sponsor surrendered 300,000 Class B ordinary shares to us for no consideration, resulting in our Sponsor holding 16,700,000 Class B ordinary shares. On July 29, 2024 and August 28, 2024, our Sponsor surrendered to us for no consideration an additional 659,417 founder shares and 3,833,337 founder shares, respectively, resulting in our Sponsor holding 12,207,246 Class B ordinary shares, of which 2,000,000 founder shares were forfeited as the Underwriters did not exercise the over-allotment option. As a result, the per share purchase price for the founder shares held by the Sponsor is $0.00969796. The purchase price per founder share was determined by dividing the amount of cash contributed to our Company by the number of founder shares issued. Prior to the investment of $100,000 by our Sponsor, our Company had no assets, tangible or intangible.

The number of founder shares, and the forfeiture mechanism underlying the founder shares, has been determined in order to ensure that the founder shares, together with the private placement shares owned by the non-managing investors will collectively represent 40% of the issued and outstanding shares (excluding any shares underlying the private placement warrants and assuming none of the initial shareholders purchases public units or public shares in the Offering) upon completion of the Offering and the exercise of the Underwriters’ over-allotment option, if any. Our Sponsor holds 10,207,246 founder shares as of March 4, 2025.

Our Sponsor purchased an aggregate of 3,719,000 private placement warrants at $0.01561 per warrant. These purchases of private placement warrants took place as a private placement simultaneously with the sale of the public units.

Except with respect to permitted transferees, our initial shareholders have agreed not to transfer, assign or sell any of their respective founder shares, private placement shares and any Class A ordinary shares issuable upon conversion thereof until the earlier to occur of: (A) 6 months after the date of the consummation of our initial business combination or (B) subsequent to our initial business combination, (x) the date on which the last sale price of our ordinary shares equals or exceeds $11.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 90 days after our initial business combination, or (y) the date on which we consummate a liquidation, merger, stock exchange or other similar transaction after our initial business combination which results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property. Permitted transferees would be subject to the same restrictions and other agreements of our initial shareholders with respect to any such securities.

In order to meet our working capital needs following the consummation of the Offering, our Sponsor, executive officers, directors or their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. Up to $1,500,000 of such loans may be convertible into additional private placement warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. The terms of such loans by our Sponsor, executive officers, directors, or their affiliates, if any, have not been determined and no written agreements exist with respect to such loans.

The holders of our founder shares and private placement shares, as well as the holders of the private placement warrants, our Sponsor, officers, directors or their affiliates may be issued in payment of working capital loans made to us (and all underlying securities), will be entitled to registration rights pursuant to an agreement signed prior to or on the effective date of the IPO. The holders of a majority of these securities are entitled to make up to three demands that we register such securities. The holders of a majority of these securities or units issued in payment of working capital loans made to us (or underlying securities) can elect to exercise these registration rights at any time after we consummate a business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Dr. Katz, our Chief Executive Officer and Chairman, formed a limited liability company named Gig4L, LLC, of which 100% is owned equally by Drs. Katz and Dinu, who are husband and wife; and that partnership, which is also managed by Drs. Katz and Dinu, has the sole financial and voting interest in our Sponsor that entitles it to participate in any economic return that the Sponsor receives for its investment in the company in accordance with terms negotiated with the other holders of financial and voting interests in our Sponsor. Accordingly, Drs. Katz and Dinu will benefit from the transaction to the extent of their interest in our Sponsor.

Drs. Katz and Dinu also formed a limited liability company named GigManagement, LLC, of which 50% is owned by each of Drs. Katz and Dinu. Drs. Katz and Dinu are also managing members of GigManagement, LLC. We are obligated, pursuant to an Administrative Services Agreement, commencing on the date of the Offering, to pay GigManagement, LLC a monthly fee of $30,000 per month for office space and general and administrative services until the consummation of an initial business combination. In conjunction with our services agreement with GigManagement, LLC and in connection with GigManagement, LLC’s affiliation with GigFounders, LLC, we have a licensing arrangement with GigFounders, LLC whereby we are permitted to use its “Private-to-Public Equity (PPE).”

We have agreed to pay our CFO Christine M. Marshall $20,000 a month for her services.

Other than the foregoing and as described in this paragraph, no compensation or fees of any kind, including finder’s, consulting fees and other similar fees, will be paid to our Sponsor, members of our management team or their respective affiliates, for services rendered prior to or in connection with the consummation of our initial business combination (regardless of the type of transaction that it is). However, such individuals will receive the repayment of any loans from our Sponsor, officers and directors for working capital purposes and reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. Our Board of Directors may also approve the payment of advisory fees for such activities, including board committee service, and extraordinary administrative and analytical services. There is no limit on the amount of out-of-pocket expenses reimbursable by us. Our independent directors will review on a quarterly basis all payments that were made to our Sponsor, executive officers or our or their affiliates.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of a shareholder meeting held to consider an initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K, as required by the SEC.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by a majority of our uninterested “independent” directors or the members of our Board of Directors who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Dr. Katz, our Chief Executive Officer and Chairman of the Board of Directors, and Dr. Dinu, one of our directors, are husband and wife.

Related Party Policy

Our Code of Business Conduct and Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the Board of Directors (or the audit committee). Related party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our shares, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

Our audit committee, pursuant to its written charter, will be responsible for reviewing and approving related party transactions to the extent we enter into such transactions. The audit committee will consider all relevant factors when determining whether to approve a related party transaction, including whether the related party transaction is on terms no less favorable to us than terms generally available from an unaffiliated third party under the same or similar circumstances and the extent of the related party’s interest in the transaction. No director may participate in the approval of any transaction in which he is a related party, and that director is required to provide the audit committee with all material information concerning the transaction. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our Sponsor, officers or directors, including (i) an entity that is either a portfolio company of, or has otherwise received a material financial investment from, any private equity fund or investment company (or an affiliate thereof) that is affiliated with any of the foregoing, (ii) an entity in which any of the foregoing or their affiliates are currently passive investors, (iii) an entity in which any of the foregoing or their affiliates are currently officers or directors, or (iv) an entity in which any of the foregoing or their affiliates are currently invested through an investment vehicle controlled by them, unless we have obtained an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, and the approval of a majority of our disinterested independent directors that the business combination is fair to our unaffiliated shareholders from a financial point of view.

Item 14. Principal Accounting Fees and Services.

Fees for professional services provided by our independent registered public accounting firm since inception include:

Period from May 8, 2024 (Inception) through December 31, 2024
Audit Fees (1)	$191,849
Audit-Related Fees (2)	—
Tax Fees (3)	—
All Other Fees (4)	—
Total	$191,849

(1)
Audit Fees. Audit fees consist of fees billed and to be billed for professional services rendered for the audit of our financial statements, reviews of our condensed financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.
(2)
Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards, including permitted due diligence services related to a potential business combination.
(3)
Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.
(4)
All Other Fees. All other fees consist of fees billed for all other services.

Policy on Board Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditors

The audit committee is responsible for appointing, setting compensation and overseeing the work of the independent auditors. In recognition of this responsibility, the audit committee shall review and, in its sole discretion, pre-approve all audit and permitted non-audit services to be provided by the independent auditors as provided under the audit committee charter.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)
The following documents are filed as part of this Annual Report on Form 10-K:

Financial Statements: See “Item 8. Financial Statements and Supplementary Data” herein.

(b)
Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit No.	Description

1.1*	Underwriting Agreement, dated August 28, 2024, by and between the Company and Craft Capital Management, LLC, as representative of the underwriters named therein

3.1*	Amended and Restated Memorandum and Articles of Association

4.1**	Specimen Unit Certificate

4.2**	Specimen Class A Ordinary Share Certificate

4.3**	Specimen Warrant Certificate

4.4*	Warrant Agreement, dated August 28, 2024, by and between the Company and Continental Stock Transfer & Trust Company

10.1*	Insider Letter Agreement, dated August 28, 2024, by and among the Company, each of its officers and directors and the Sponsor

10.2*	Warrant Purchase Agreement, dated August 28, 2024, by and between the Company and the Sponsor

10.3*	Registration Rights Agreement, dated August 28, 2024, by and among the Company, the Sponsor, consultant, and non-managing investors

10.4*	Investment Management Trust Agreement, dated August 28, 2024, by and between the Company and Continental Stock Transfer & Trust Company

10.5*	Administrative Services Agreement, dated August 28, 2024, by and among the Company and GigManagement, LLC

10.6*	Form of Indemnification Agreement

10.14**	Code of Business Conduct and Ethics

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1‡	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2‡	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1**	Audit Committee Charter

99.2**	Compensation Committee Charter

99.3**	Nominating and Corporate Governance Committee Charter

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, has been formatted in Inline XBRL and contained in Exhibit 101

*	Previously filed with that certain Current Report on Form 8-K filed with the Securities and Exchange Commission on August 28, 2024, and incorporated herein by reference.

**	Previously filed with that certain Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 26, 2024, and incorporated herein by reference.

‡

This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GigCapital7 Corp.

Date: March 6, 2025	By:	/s/ Dr. Avi S. Katz
Dr. Avi S. Katz
Chief Executive Officer and Chairman

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dr. Avi S. Katz and Christine M. Marshall and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Dr. Avi S. Katz	Chief Executive Officer and Chairman (Principal Executive Officer)	March 6, 2025
Dr. Avi S. Katz

/s/ Christine M. Marshall	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 6, 2025
Christine M. Marshall

/s/ Dr. Raluca Dinu	Director	March 6, 2025
Dr. Raluca Dinu

/s/ Karen Rogge	Director	March 6, 2025
Karen Rogge

/s/ Raanan I. Horowitz	Director	March 6, 2025
Raanan I. Horowitz

/s/ Ambassador Adrian Zuckerman	Director	March 6, 2025
Ambassador Adrian Zuckerman

/s/ Professor Darius Moshfeghi	Director	March 6, 2025
Professor Darius Moshfeghi