Form 10-K/A
period 2024-12-31
GigCapital7 Corp.
filed 2025-04-16
CIK 2023730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-40839

GigCapital7 Corp.

(Exact name of Registrant as specified in its Charter)

Cayman Islands	86-1728920
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1731 Embarcadero Rd., Suite 200 Palo Alto, CA	94303
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 276-7040

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.0001 par value and one redeemable warrant	GIGGU	The Nasdaq Stock Market LLC
Class A ordinary share, par value $0.0001 per share	GIG	The Nasdaq Stock Market LLC
Redeemable warrants, each full warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	GIGGW	The Nasdaq Stock Market LLC

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

Explanatory Note

This Amendment No. 1 (the “Amendment”) to the Annual Report on Form 10-K (File No. 001-42262), originally filed on March 6, 2025 (the “Original Filing”), is being filed solely for the purposes of including Exhibit 19.1, a copy of the Company’s Stock Trading Policy and Insider Trading Prohibition (the “Insider Trading Policy”) and Exhibit 97.1, a copy of the Company’s Policy for Recovery of Erroneously Awarded Incentive Compensation (the “Clawback Policy”), which were inadvertently omitted by the Company when originally filed. This Amendment contains only the cover page, this explanatory note, the exhibit index, and the signature page.

Except for the foregoing, this Amendment does not alter or update any information contained in the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that have occurred as of a date subsequent to the date of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing.

i

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)
The following documents are filed as part of this Annual Report on Form 10-K:

Financial Statements: See “Item 8. Financial Statements and Supplementary Data” herein.

(b)
Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit No.	Description

1.1*	Underwriting Agreement, dated August 28, 2024, by and between the Company and Craft Capital Management, LLC, as representative of the underwriters named therein

3.1*	Amended and Restated Memorandum and Articles of Association

4.1**	Specimen Unit Certificate

4.2**	Specimen Class A Ordinary Share Certificate

4.3**	Specimen Warrant Certificate

4.4*	Warrant Agreement, dated August 28, 2024, by and between the Company and Continental Stock Transfer & Trust Company

10.1*	Insider Letter Agreement, dated August 28, 2024, by and among the Company, each of its officers and directors and the Sponsor

10.2*	Warrant Purchase Agreement, dated August 28, 2024, by and between the Company and the Sponsor

10.3*	Registration Rights Agreement, dated August 28, 2024, by and among the Company, the Sponsor, consultant, and non-managing investors

10.4*	Investment Management Trust Agreement, dated August 28, 2024, by and between the Company and Continental Stock Transfer & Trust Company

10.5*	Administrative Services Agreement, dated August 28, 2024, by and among the Company and GigManagement, LLC

10.6*	Form of Indemnification Agreement

10.14**	Code of Business Conduct and Ethics

19.1****	Insider Trading Policy

31.1***	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2***	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1‡	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2‡	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1****	Clawback Policy

99.1**	Audit Committee Charter

99.2**	Compensation Committee Charter

99.3**	Nominating and Corporate Governance Committee Charter

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, has been formatted in Inline XBRL and contained in Exhibit 101

*	Previously filed with that certain Current Report on Form 8-K filed with the Securities and Exchange Commission on August 28, 2024, and incorporated herein by reference.

**	Previously filed with that certain Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 26, 2024, and incorporated herein by reference.

***	Previously filed with the Form 10-K filed with the Securities and Exchange Commission on March 6, 2025.

****	Filed herewith.

‡

Previously furnished with the Form 10-K filed with the Securities and Exchange Commission on March 6, 2025. This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GigCapital7 Corp.

Date: April 16, 2025	By:	/s/ Dr. Avi S. Katz
Dr. Avi S. Katz
Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Dr. Avi S. Katz	Chief Executive Officer and Chairman (Principal Executive Officer)	April 16, 2025
Dr. Avi S. Katz

/s/ Christine M. Marshall	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	April 16, 2025
Christine M. Marshall

/s/ Dr. Raluca Dinu	Director	April 16, 2025
Dr. Raluca Dinu

/s/ Karen Rogge	Director	April 16, 2025
Karen Rogge

/s/ Raanan I. Horowitz	Director	April 16, 2025
Raanan I. Horowitz

/s/ Ambassador Adrian Zuckerman	Director	April 16, 2025
Ambassador Adrian Zuckerman

/s/ Professor Darius Moshfeghi	Director	April 16, 2025
Professor Darius Moshfeghi

By: /s/ Dr. Avi S. Katz

Dr. Avi S. Katz, as attorney-in-fact