Form 10-Q
period 2025-03-31
GigCapital7 Corp.
filed 2025-05-06
CIK 2023730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of May 6, 2025, the registrant had 20,000,000 Class A ordinary shares, $0.0001 par value per share and 13,333,333 Class B ordinary shares, $0.0001 par value per share, were issued and outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GigCapital7 Corp.

Condensed Balance Sheets

(Unaudited)

	March 31,	December 31,
	2025	2024
ASSETS
Current assets
Cash	$926,474	$1,344,228
Prepaid expenses and other current assets	262,358	207,680
Total current assets	1,188,832	1,551,908
Cash and marketable securities held in Trust Account	205,292,683	203,188,704
Other assets	53,740	85,984
TOTAL ASSETS	$206,535,255	$204,826,596
LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$61,702	$25,439
Related party payable	12,997	34,048
Accrued liabilities	75,000	114,000
Total current liabilities	149,699	173,487
Warrant liability	355,908	241,735
Total liabilities	505,607	415,222
Commitments and contingencies (Notes 3 and 4)
Class A ordinary shares subject to possible redemption, par value of $0.0001 per share; 200,000,000 shares authorized; 20,000,000 shares at a redemption value of $10.26 per share and $10.15 per share as of March 31, 2025 and December 31, 2024, respectively	205,192,683	203,088,704
Shareholders’ equity:
Preferred shares, par value of $0.0001 per share; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, par value of $0.0001 per share; 200,000,000 shares authorized; none issued or outstanding (excludes 20,000,000 shares subject to possible redemption)	—	—
Class B ordinary shares, par value of $0.0001 per share; 50,000,000 shares authorized; 13,333,333 shares issued and outstanding as of March 31, 2025 and December 31, 2024	1,333	1,333
Additional paid-in capital	—	—
Retained earnings	835,632	1,321,337
Total shareholders’ equity	836,965	1,322,670
TOTAL LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ EQUITY	$206,535,255	$204,826,596

The accompanying notes are an integral part of these condensed financial statements.

GigCapital7 Corp

Condensed Statement of Operations and Comprehensive Income

(Unaudited)

Three Months Ended
March 31, 2025
Revenues	$—
General and administrative expenses	371,833
Loss from operations	(371,833)
Other income (expense)
Change in fair value of warrants	(114,173)
Interest income	301
Interest and dividend income on marketable securities held in Trust Account	2,103,979
Income before provision for income taxes	1,618,274
Provision for income taxes	—
Net income and comprehensive income	$1,618,274
Net income attributable to Class A ordinary shares subject to possible redemption	$970,964
Basic and diluted weighted-average shares outstanding, Class A ordinary shares subject to possible redemption	20,000,000
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.05
Net income attributable to Class B non-redeemable ordinary shares	$647,310
Basic and diluted weighted-average Class B non-redeemable ordinary shares outstanding	13,333,333
Basic and diluted net income per share, Class B non-redeemable ordinary shares	$0.05

The accompanying notes are an integral part of these condensed financial statements.

GigCapital7 Corp

Condensed Statement of Shareholders’ Equity

(Unaudited)

	Ordinary Shares		Additional
Three Months Ended March 31, 2025	Shares	Amount	Paid-In Capital	Retained Earnings	Shareholders’ Equity
Balances as of December 31, 2024	13,333,333	$1,333	$-	$1,321,337	$1,322,670
Accretion of Class A ordinary shares to redemption value	—	—	(2,103,979)	—	(2,103,979)
Reclass of negative additional paid-in capital to retained earnings	—	—	2,103,979	(2,103,979)	—
Net income	—	—	—	1,618,274	1,618,274
Balance as of March 31, 2025	13,333,333	$1,333	$—	$835,632	$836,965

The accompanying notes are an integral part of these condensed financial statements.

GigCapital7 Corp.

Condensed Statement of Cash Flows

(Unaudited)

For the Three Months Ended
March 31, 2025
OPERATING ACTIVITIES
Net income	$1,618,274
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liability	114,173
Interest and dividends earned on cash and marketable securities held in Trust Account	(2,103,979)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(54,678)
Other assets	32,244
Accounts payable	36,263
Related party payable	(21,051)
Accrued liabilities	(39,000)
Net cash used in operating activities	(417,754)
Net decrease in cash	(417,754)
Cash at beginning of period	1,344,228
Cash at end of period	$926,474

Supplemental non-cash disclosure:
Accretion of Class A ordinary shares to redemption value	$2,103,979

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

As of March 31, 2025, the Company had not commenced any operations. All activity for the period from May 8, 2024 (date of inception) through March 31, 2025 relates to the Company’s formation and the initial public offering (the “Offering”), as described below, and identifying a target Business Combination, as described below. The Company will not generate any operating revenues until after completion of the Business Combination, at the earliest. The Company generates non-operating income in the form of interest and dividend income on cash, cash equivalents and marketable securities from the proceeds derived from the Offering. The Company has selected December 31 as its fiscal year end.

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

If the Company holds a shareholder vote or there is a tender offer for shares in connection with the Business Combination, a public shareholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest but less taxes payable. As a result, such Class A ordinary shares are recorded at the redemption amount and classified as temporary equity. The amount in the Trust Account as of March 31, 2025 was $205,292,683, which represented 20,000,000 public shares at $10.00 per public share plus interest and dividends earned on the holdings.

The Company will have 21 months from the closing date of the Offering to complete its initial Business Combination. If the Company does not complete a Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares for a per share pro rata portion of the Trust Account, including interest and dividends, but less taxes payable (less up to $100,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its creditors and remaining shareholders, as part of its plan of dissolution and liquidation. The initial shareholders entered into agreements with the Company, pursuant to which they agreed: (1) to waive their redemption rights with respect to their founder shares, private placement shares and any Class A ordinary shares issuable upon conversion thereof in connection with the consummation of the Company’s initial Business Combination or a tender offer conducted prior to a Business

Combination or in connection with it; and (2) to waive their rights to liquidating distributions from the Trust Account with respect to their founder shares and private placement shares if the Company fails to complete its initial Business Combination within 21 months from the closing of the Offering, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete its initial Business Combination within the prescribed time frame.

In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per unit in the Offering.

Liquidity

As of March 31, 2025, the Company had $926,474 in cash and working capital of $1,039,133. Further, the Company has no present revenue, its business plan is dependent on the completion of a Business Combination and it expects to continue to incur significant costs in pursuit of its Business Combination acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. There is no assurance that the Company’s plans to consummate a Business Combination will be successful or successful within the target business acquisition period. The unaudited condensed interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed interim financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America ( “GAAP”) and pursuant to the rules and regulations of the SEC and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of March 31, 2025, and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations.

The accompanying unaudited condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the period from May 8, 2024 (date of inception) through December 31, 2024, which was filed with the SEC on March 6, 2025. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future interim periods.

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

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of Accounting Standards Codification ( “ASC”) Topic 260, “Earnings Per Share.” Net income per share is computed by dividing net income by the weighted-average number of shares of ordinary shares outstanding during the period. The weighted-average ordinary shares are reduced for the effect of the Class B ordinary shares that are subject to forfeiture. The Company’s condensed statement of operations and comprehensive income include a presentation of net income per share subject to redemption in a manner similar to the two-class method of income (loss) per share. With respect to the accretion of the Class A ordinary shares subject to possible redemption and consistent with ASC 480-10-S99-3A, the Company deemed the fair value of the Class A ordinary shares subject to possible redemption to approximate the contractual redemption value and the accretion has no impact on the calculation of net income per share. The Company’s public warrants (see Note 3) and private placement warrants (see Note 4) could, potentially, be exercised or converted into Class A ordinary shares and then share in the earnings of the Company. However, these warrants were excluded when calculating diluted income per share as the contingencies associated with the warrants had not been satisfied as of the end of the reporting period presented. As a result, diluted income per share is the same as basic income per share for the period presented.

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

Cash and Marketable Securities Held in Trust Account

As of March 31, 2025 and December 31, 2024, the assets held in the Trust Account consisted of money market funds investing in U.S. Treasury securities and cash. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in investment income on marketable securities held in the Trust Account in the accompanying condensed statement of operations and comprehensive income. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 and the SEC's Staff Accounting Bulletin (“SAB”) Topic 5A – “Expenses of Offering.” Offering costs in the amount of $1,319,918 consist principally of professional and registration fees incurred through the balance sheet date that are related to the Offering. Offering costs were allocated to the separable financial instruments issued in the Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to the public shares were charged to temporary equity and offering costs allocated to the public warrants were charged to shareholders’ equity upon the completion of the Offering.

Ordinary Shares Subject to Possible Redemption

Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2025 and December 31, 2024, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets. Immediately upon the closing of the Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable ordinary shares resulted in charges against additional paid-in capital. As of March 31, 2025 and December 31, 2024, 20,000,000 Class A ordinary shares were issued and outstanding and subject to possible redemption.

As of March 31, 2025 and December 31, 2024, the Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets are reconciled in the following table:

Gross proceeds	$200,000,000
Less:
Fair value of public warrants at issuance	(18,460,769)
Ordinary share issuance costs	(1,208,380)
Plus:
Accretion of carrying value to redemption value	22,757,853
Class A ordinary shares subject to possible redemption, December 31, 2024	203,088,704
Plus:
Accretion of carrying value to redemption value	2,103,979
Class A ordinary shares subject to possible redemption, March 31, 2025	$205,192,683

Financial Instruments

The fair value of the Company’s assets and liabilities approximates the carrying amounts represented in the condensed balance sheets.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands, and the Company believes it is presently not subject to income taxes or income tax filing requirements in the United States.

Warrant Liability

The Company accounts for warrants for ordinary shares of the Company that are not indexed to its own shares as liabilities at fair value on the condensed balance sheets. The warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized as a component of other income (expense) on the condensed statement of operations and comprehensive income. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the warrants. At that time, the portion of the warrant liability related to the warrants for ordinary shares will be reclassified to additional paid-in capital.

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

The Company granted the Underwriters a 45-day option to purchase up to 3,000,000 additional public units to cover any over-allotments, at the initial public offering price. The option expired on October 12, 2024 without the purchase of additional public units by the Underwriters.

The Company paid an underwriting discount of $0.03 per public unit to the Underwriters at the closing of the Offering on August 30, 2024.

Simultaneously with the closing of the Offering certain non-managing investors purchased an aggregate of 2,826,087 Class B ordinary shares from the Company at the price $1.15 per share. The private placement shares along with the founder shares and shares held by the consultant collectively represent 40% of the outstanding ordinary shares at the completion of the Offering (excluding any shares underlying the private placement warrants further described in Note 4). The private placement proceeds will be used to pay for business, legal and accounting due diligence expenses on acquisition targets and continuing general and administration expenses.

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

Note 5. Shareholders’ Equity

Preferred Shares

The Company is authorized to issue 1,000,000 preferred shares with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of March 31, 2025 and December 31, 2024, there were no preferred shares issued and outstanding.

Class A Ordinary Shares

The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2025 and December 31, 2024, there were 20,000,000 Class A ordinary shares subject to possible redemption issued and outstanding.

Class B Ordinary Shares

The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. At formation on May 8, 2024, the Sponsor acquired one Class B ordinary share for a purchase price of $0.0001. Subsequently on May 31, 2024, the Sponsor purchased 16,999,999 Class B ordinary shares for an aggregate purchase price of $100,000, or $0.00588235 per share, of which 2,000,000 Class B ordinary shares were forfeited on October 25, 2024 following the Underwriters’ decision not to exercise the over-allotment option. On May 31, 2024, July 29, 2024 and August 28, 2024, the Sponsor surrendered 300,000, 659,417 and 3,833,337 Class B ordinary shares, respectively, for no consideration. On June 6, 2024, the Company issued 300,000 Class B ordinary shares to a consultant for consulting services in connection with the Offering for a purchase price of $0.01 per share, or an aggregate purchase price of $3,000. As of March 31, 2025 and December 31, 2024, there were 13,333,333 Class B ordinary shares issued and outstanding.

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

As of March 31, 2025 and December 31, 2024, there were 23,719,000 warrants outstanding.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description:	Level	March 31, 2025	December 31, 2024
Assets:
Cash and marketable securities held in Trust Account	1	$205,292,683	$203,188,704
Liabilities:
Warrant liability	2	$355,908	$241,735

The marketable securities held in the Trust Account are considered trading securities as they are generally used with the objective of generating profits on short-term differences in price and therefore, any realized and unrealized gains and losses are recorded in the condensed statement of operations and comprehensive income for the period presented.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek,” “may,” “might,” “plan,” “possible,” “potential,” “should, “would” and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for our initial public offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a newly organized Private-to-Public Equity (PPE) company, also known as a blank check company or special purpose acquisition vehicle, incorporated in the Cayman Islands and formed by an affiliate of the serial special purpose acquisition company GigCapital Global, for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, or engaging in any other similar business combination with one or more businesses or entities. We have not selected any specific business combination target. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the sale of the private placement warrants, our common equity or any preferred equity that we may create in accordance with the terms of our charter documents, debt, or a combination of cash, common or preferred equity and debt. The public units sold in the initial public offering (the “Offering”) each consisted of one Class A ordinary share of the Company and one redeemable warrant. Each public warrant is exercisable for one Class A ordinary share at a price of $11.50 per full share.

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

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities, those necessary to prepare for the Offering and to identify a target business for the business combination. We do not expect to generate any operating revenues until after completion of our initial business combination. We generate non-operating income in the form of interest income on cash and marketable securities raised during the Offering. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited balance sheet as of December 31, 2024 as filed with the SEC on March 6, 2025. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2025, we had net income of $1,618,274, which consisted of operating expenses of $371,833 and other expense from the change in fair value of warrant liability of $114,173, that were partially offset by interest income on cash and marketable securities held in the Trust Account and operating account of $2,103,979 and $301, respectively.

Liquidity and Capital Resources

Our liquidity needs have been satisfied to date through: (1) the receipt of $100,000 from the sale of the founder shares, (2) the net proceeds of $198,680,082 from the sale of the public units in the Offering, after deducting net offering expenses of approximately $1,319,918, which includes an underwriting discount of $600,000, (3) the sale of the founder shares to a consultant for a purchase price of $3,000, (4) the sale of private placement warrants to our Sponsor for a purchase price of $58,060, and (5) the sale of the private placement shares to non-managing investors for a purchase price of $3,250,000. These transactions resulted in proceeds of $202,091,142 of which $200,000,000 are held in the Trust Account.

As of March 31, 2025, we held cash and marketable securities in the amount of $205,292,683 in the Trust Account. The marketable securities consisted of money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government obligations.

For the three months ended March 31, 2025, cash used in operating activities was $417,754, resulting from interest earned on marketable securities held in the Trust Account of $2,103,979, an increase in prepaid expenses of $54,678 and decreases in related party payable of $21,051 and accrued liabilities of $39,000. These are partially offset by net income of $1,618,274, a decrease in other assets of $32,244, an increase in accounts payable of $36,263, and an increase in the fair value of the warrant liability of $114,173.

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

As of March 31, 2025, we had cash of $926,474 held outside the Trust Account. If the proceeds not held in the Trust Account become insufficient to allow us to operate for at least the next 12 months, assuming that a business combination is not consummated during that time, we intend to manage our cash flow through the timing and payment of expenses or, if necessary, raise additional funds from the Sponsor to ensure the proceeds not held in the Trust Account will be sufficient to allow us to operate for at least the next 12 months. In the event that additional financing is required from outside sources, the Company may not be able to raise it on terms acceptable to the Company or at all. Over this time period, we intend to use these funds primarily for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

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

Off-Balance Sheet Arrangements

As of March 31, 2025, we have not entered into any off-balance sheet financing arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of March 31, 2025, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay GigManagement, LLC a monthly fee of $30,000 for office space, administrative services and secretarial support and an agreement with our Chief Financial Officer to pay a monthly fee of $20,000 for accounting services.

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

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of Accounting Standards Codification (“ASC”) Topic 260, “Earnings Per Share.” Net income per share is computed by dividing net income by the weighted-average number of shares of ordinary shares outstanding during the period. The weighted-average ordinary shares are reduced for the effect of the Class B ordinary shares that are subject to forfeiture. The Company’s condensed statement of operations and comprehensive income include a presentation of net income per share subject to redemption in a manner similar to the two-class method of income (loss) per share. With respect to the accretion of the Class A ordinary shares subject to possible redemption and consistent with ASC 480-10-S99-3A, the Company deemed the fair value of the Class A ordinary shares subject to possible redemption to approximate the contractual redemption value and the accretion has no impact on the calculation of net income per share. The Company’s public warrants and private placement warrants could, potentially, be exercised or converted into Class A ordinary shares and then share in the earnings of the Company. However, these warrants were excluded when calculating diluted income per share as the contingencies associated with the warrants had not been satisfied as of the end of the reporting period presented. As a result, diluted income per share is the same as basic income per share for the period presented.

Ordinary Shares subject to possible redemption

Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2025 and December 31, 2024, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets. As of March 31, 2025 and December 31, 2024, 20,000,000 Class A ordinary shares were issued and outstanding and subject to possible redemption.

Warrant Liability

We account for warrants for ordinary shares of the Company that are not indexed to our own shares as liabilities at fair value on the condensed balance sheets. These warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized as a component of other income (expense) on the condensed statement of operations and comprehensive income. We will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the warrants. At that time, the portion of the warrant liability related to the warrants for ordinary shares will be reclassified to additional paid-in capital.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2025, we were not subject to any market or interest rate risk. The funds held in the Trust Account are only to be invested in United States government treasury bills, bonds or notes having a maturity of 185 days or less, or in money market funds meeting the applicable conditions under Rule 2a-7 promulgated under the Investment Company Act and that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, we supplement the risk factors disclosed in our Annual Report on Form 10-K for the period from May 8, 2024 (date of inception) through December 31, 2024 filed with the SEC on March 6, 2025 with the following risk factor. Any of these factors disclosed in our Annual Report on Form 10-K or herein could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Changes in international trade policies, tariffs and treaties may have a material adverse effect on our search for an initial business combination target, our ability to complete an initial business combination, and/or our business, financial condition and results of operations following completion of an initial business combination.

There have recently been significant changes to international trade policies and tariffs affecting imports and exports. Any significant increases in tariffs on goods or materials or other changes in trade policy could negatively affect our search for a target and/or our ability to complete our initial business combination. Recently, the U.S. has implemented a range of new tariffs and increases to existing tariffs. In response to the tariffs announced by the U.S., other countries have imposed, are considering imposing, and may in the future impose new or increased tariffs on certain exports from the U.S. There is currently significant uncertainty about the future relationship between the U.S. and other countries with respect to trade policies, taxes, government regulations and tariffs, and we cannot predict whether, and to what extent, current tariffs will continue or trade policies will change in the future.

Tariffs, or the threat of tariffs or increased tariffs, could have a significant negative impact on certain businesses (either due to domestic businesses’ reliance on imported goods or dependence on access to foreign markets, or foreign businesses’ reliance on sales into the U.S.). In addition, retaliatory tariffs could have a significant negative impact on foreign businesses that rely on imports from the U.S., and domestic businesses that rely on exporting goods internationally. These tariffs and threats of tariffs and other potential trade policy changes could negatively affect the attractiveness of certain initial business combination targets, or lead to material adverse effects on a post-business combination company. Among other things, historical financial performance of companies affected by trade policies and/or tariffs may not provide useful guidance as to the future performance of such companies, because future financial performance of those companies may be materially affected by new U.S. tariffs or foreign retaliatory tariffs, or other changes to trade policies. The business prospects of a particular target for a business combination could change even after we enter into a business combination agreement, as a result of tariffs or the threat of tariffs that may have a material impact on that target’s business, and it may be costly or impractical for us to terminate that business combination agreement. These factors could affect our selection of a business combination target.

We may not be able to adequately address the risks presented by these tariffs or other potential changes in trade policy. As a result, we may deem it costly, impractical or risky to complete an initial business combination with a particular target or with a target in a particular industry or from a particular country. Consequently, the pool of potential target companies may be reduced, which could impair our ability to identify a suitable target and to complete an initial business combination. If we complete an initial business combination with such a target, the post-business combination company’s operations and financial results could be adversely affected as a result of tariffs or changes to trade policies, which may cause the market value of the securities of the post-business combination company to decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Founder and Consulting Shares

During the period from May 8, 2024 (date of inception) to March 31, 2025, the Founder purchased a net 12,207,246 Class B ordinary shares (the “Founder Shares”), of which an additional 2,000,000 Class B ordinary shares were forfeited on October 25, 2024 following the Underwriters’ decision not to exercise the over-allotment option, for an aggregate purchase price of $100,000, or

$0.00819186 per share. Additionally, on June 6, 2024, 300,000 Class B ordinary shares were sold for $3,000 to a consultant for its consulting services in connection with the Offering.

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

As of March 31, 2025, we had cash of $926,474 held outside the Trust Account for working capital purposes.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: May 6, 2025	By:	/s/ Dr. Avi S. Katz
Dr. Avi S. Katz
Chief Executive Officer and Chairman (Principal Executive Officer)

Date: May 6, 2025	By:	/s/ Christine M. Marshall
Christine M. Marshall
Chief Financial Officer (Principal Financial and Accounting Officer)