Form 10-Q
period 2025-06-30
GigCapital7 Corp.
filed 2025-08-08
CIK 2023730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 7, 2025, the registrant had 20,000,000 Class A ordinary shares, $0.0001 par value per share and 13,333,333 Class B ordinary shares, $0.0001 par value per share, were issued and outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GigCapital7 Corp.

Condensed Balance Sheets

(Unaudited)

	June 30,	December 31,
	2025	2024
ASSETS
Current assets
Cash	$610,700	$1,344,228
Prepaid expenses and other current assets	205,244	207,680
Total current assets	815,944	1,551,908
Cash and marketable securities held in Trust Account	207,423,035	203,188,704
Other assets	21,496	85,984
TOTAL ASSETS	$208,260,475	$204,826,596
LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$23,000	$25,439
Related party payable	26,451	34,048
Accrued liabilities	79,500	114,000
Total current liabilities	128,951	173,487
Warrant liability	557,850	241,735
Total liabilities	686,801	415,222
Commitments and contingencies (Notes 3 and 4)
Class A ordinary shares subject to possible redemption, par value of $0.0001 per share; 200,000,000 shares authorized; 20,000,000 shares at a redemption value of $10.37 per share and $10.15 per share as of June 30, 2025 and December 31, 2024, respectively	207,323,035	203,088,704
Shareholders’ equity:
Preferred shares, par value of $0.0001 per share; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, par value of $0.0001 per share; 200,000,000 shares authorized; none issued or outstanding (excludes 20,000,000 shares subject to possible redemption)	—	—
Class B ordinary shares, par value of $0.0001 per share; 50,000,000 shares authorized; 13,333,333 shares issued and outstanding as of June 30, 2025 and December 31, 2024	1,333	1,333
Additional paid-in capital	—	—
Retained earnings	249,306	1,321,337
Total shareholders’ equity	250,639	1,322,670
TOTAL LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ EQUITY	$208,260,475	$204,826,596

The accompanying notes are an integral part of these condensed financial statements.

GigCapital7 Corp

Condensed Statement of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended	Period from May 8, 2024 (Date of Inception) through	Six Months Ended	Period from May 8, 2024 (Date of Inception) through
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Revenues	$—	$—	$—	$—
General and administrative expenses	384,593	64,402	756,426	64,402
Loss from operations	(384,593)	(64,402)	(756,426)	(64,402)
Other income (expense)
Change in fair value of warrants	(201,942)	—	(316,115)	—
Interest income	209	1	510	1
Interest and dividend income on marketable securities held in Trust Account	2,130,352	—	4,234,331	—
Income (loss) before provision for income taxes	1,544,026	(64,401)	3,162,300	(64,401)
Provision for income taxes	—	—	—	—
Net income (loss) and comprehensive income (loss)	$1,544,026	$(64,401)	$3,162,300	$(64,401)
Net income attributable to Class A ordinary shares subject to possible redemption	$926,416	$—	$1,897,380	$—
Basic and diluted weighted-average shares outstanding, Class A ordinary shares subject to possible redemption	20,000,000	—	20,000,000	—
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.05	$—	$0.09	$-
Net income (loss) attributable to Class B non-redeemable ordinary shares	$617,610	$(64,401)	$1,264,920	$(64,401)
Basic and diluted weighted-average Class B non-redeemable ordinary shares outstanding (1)	13,333,333	8,290,741	13,333,333	8,290,741
Basic and diluted net income (loss) per share, Class B non-redeemable ordinary shares	$0.05	$(0.01)	$0.09	$(0.01)

(1) For 2024, this number included up to 2,500,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. This amount decreased to 2,000,000 Class B ordinary shares prior to the consummation of the offering in the third quarter of fiscal year 2024.

The accompanying notes are an integral part of these condensed financial statements.

GigCapital7 Corp

Condensed Statement of Shareholders’ Equity

(Unaudited)

	Ordinary Shares		Additional
Three Months Ended June 30, 2025	Shares	Amount	Paid-In Capital	Retained Earnings	Shareholders’ Equity
Balances as of March 31, 2025	13,333,333	$1,333	$-	$835,632	$836,965
Accretion of Class A ordinary shares to redemption value	—	—	(2,130,352)	—	(2,130,352)
Reclass of negative additional paid-in capital to retained earnings	—	—	2,130,352	(2,130,352)	—
Net income	—	—	—	1,544,026	1,544,026
Balance as of June 30, 2025	13,333,333	$1,333	$—	$249,306	$250,639

	Ordinary Shares		Additional
Period from May 8, 2024 (date of inception) through June 30, 2024	Shares	Amount	Paid-In Capital	Retained Earnings	Shareholders’ Equity
Balances as of May 8, 2024 (inception)	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to founder and advisor (1)	17,300,000	1,730	101,270	—	103,000
Surrender of Class B ordinary shares by Founder	(300,000)	(30)	30	—	—
Net loss	—	$—	$—	(64,401)	(64,401)
Balances at June 30, 2024 (1)	17,000,000	$1,700	$101,300	$(64,401)	$38,599

	Ordinary Shares		Additional
Six Months Ended June 30, 2025	Shares	Amount	Paid-In Capital	Retained Earnings	Shareholders’ Equity
Balances as of December 31, 2024	13,333,333	$1,333	$-	$1,321,337	$1,322,670
Accretion of Class A ordinary shares to redemption value	—	—	(4,234,331)	—	(4,234,331)
Reclass of negative additional paid-in capital to retained earnings	—	—	4,234,331	(4,234,331)	—
Net income	—	—	—	3,162,300	3,162,300
Balance as of June 30, 2025	13,333,333	$1,333	$—	$249,306	$250,639

	Ordinary Shares		Additional
Period from May 8, 2024 (date of inception) through June 30, 2024	Shares	Amount	Paid-In Capital	Retained Earnings	Shareholders’ Equity
Balances as of May 8, 2024 (inception)	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to founder and advisor (1)	17,300,000	1,730	101,270	—	103,000
Surrender of Class B ordinary shares by Founder	(300,000)	(30)	30	—	—
Net loss	—	—	—	(64,401)	(64,401)
Balances at June 30, 2024 (1)	17,000,000	$1,700	$101,300	$(64,401)	$38,599

(1) This number included up to 2,500,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. This amount decreased to 2,000,000 Class B ordinary shares prior to the consummation of the offering in the third quarter of fiscal year 2024.

The accompanying notes are an integral part of these condensed financial statements.

GigCapital7 Corp.

Condensed Statement of Cash Flows

(Unaudited)

	For the Six Months Ended	Period from May 8, 2024 (Date of Inception) through
	June 30, 2025	June 30, 2024
OPERATING ACTIVITIES
Net income (loss)	$3,162,300	$(64,401)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in fair value of warrant liability	316,115	—
Interest and dividends earned on cash and marketable securities held in Trust Account	(4,234,331)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,436	—
Other assets	64,488	—
Accounts payable	(2,439)	59,417
Related party payable	(7,597)	4,985
Accrued liabilities	(34,500)	—
Net cash provided by (cash used) in operating activities	(733,528)	1
FINANCING ACTIVITIES
Proceeds from sale of Class B ordinary shares to founder and advisor	—	103,000
Payment of offering costs	—	(42,435)
Net cash provided by financing activities	—	60,565
Net increase (decrease) in cash	(733,528)	60,566
Cash at beginning of period	1,344,228	—
Cash at end of period	$610,700	$60,566

Supplemental non-cash disclosure:
Accretion of Class A ordinary shares to redemption value	$4,234,331	$—
Offering costs included in accounts payable	$—	$23,835

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

As of June 30, 2025, the Company had not commenced any operations. All activity for the period from May 8, 2024 (date of inception) through June 30, 2025 relates to the Company’s formation and the initial public offering (the “Offering”), as described below, and identifying a target Business Combination, as described below. The Company will not generate any operating revenues until after completion of the Business Combination, at the earliest. The Company generates non-operating income in the form of interest and dividend income on cash, cash equivalents and marketable securities from the proceeds derived from the Offering. The Company has selected December 31 as its fiscal year end.

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

If the Company holds a shareholder vote or there is a tender offer for shares in connection with the Business Combination, a public shareholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest but less taxes payable. As a result, such Class A ordinary shares are recorded at the redemption amount and classified as temporary equity. The amount in the Trust Account as of June 30, 2025 was $207,423,035, which represented 20,000,000 public shares at $10.00 per public share plus interest and dividends earned on the holdings.

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

Liquidity

As of June 30, 2025, the Company had $610,700 in cash and working capital of $686,993. Further, the Company has no present revenue, its business plan is dependent on the completion of a Business Combination and it expects to continue to incur significant costs in pursuit of its Business Combination acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. There is no assurance that the Company’s plans to consummate a Business Combination will be successful or successful within the target business acquisition period. The unaudited condensed interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed interim financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America ( “GAAP”) and pursuant to the rules and regulations of the SEC and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 2025, and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations.

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

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of Accounting Standards Codification ( “ASC”) Topic 260, “Earnings Per Share.” Net income per share is computed by dividing net income by the weighted-average number of shares of ordinary shares outstanding during the period. The weighted-average ordinary shares are reduced for the effect of the Class B ordinary shares that are subject to forfeiture. The Company’s condensed statement of operations and comprehensive income (loss) include a presentation of net income per share subject to redemption in a manner similar to the two-class method of income (loss) per share. With respect to the accretion of the Class A ordinary shares subject to possible redemption and consistent with ASC 480-10-S99-3A, the Company deemed the fair value of the Class A ordinary shares subject to possible redemption to approximate the contractual redemption value and the accretion has no impact on the calculation of net income per share. The Company’s public warrants (see Note 3) and private placement warrants (see Note 4) could, potentially, be exercised or converted into Class A ordinary shares and then share in the earnings of the Company. However, these warrants were excluded when calculating diluted income per share as the contingencies associated with the warrants had not been satisfied as of the end of the reporting period presented. As a result, diluted income per share is the same as basic income per share for the period presented.

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

Cash and Marketable Securities Held in Trust Account

As of June 30, 2025 and December 31, 2024, the assets held in the Trust Account consisted of money market funds investing in U.S. Treasury securities and cash. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in investment income on marketable securities held in the Trust Account in the accompanying condensed statement of operations and comprehensive income (loss). The estimated fair values of investments held in the Trust Account are determined using available market information.

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

Ordinary Shares Subject to Possible Redemption

Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2025 and December 31, 2024, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets. Immediately upon the closing of the Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable ordinary shares resulted in charges against additional paid-in capital. As of June 30, 2025 and December 31, 2024, 20,000,000 Class A ordinary shares were issued and outstanding and subject to possible redemption.

As of June 30, 2025 and December 31, 2024, the Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets are reconciled in the following table:

Gross proceeds	$200,000,000
Less:
Fair value of public warrants at issuance	(18,460,769)
Ordinary share issuance costs	(1,208,380)
Plus:
Accretion of carrying value to redemption value	22,757,853
Class A ordinary shares subject to possible redemption, December 31, 2024	203,088,704
Plus:
Accretion of carrying value to redemption value - three months ended March 31, 2025	2,103,979
Accretion of carrying value to redemption value - three months ended June 30, 2025	2,130,352
Class A ordinary shares subject to possible redemption, June 30, 2025	$207,323,035

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands, and the Company believes it is presently not subject to income taxes or income tax filing requirements in the United States.

Warrant Liability

The Company accounts for warrants for ordinary shares of the Company that are not indexed to its own shares as liabilities at fair value on the condensed balance sheets. The warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized as a component of other income (expense) on the condensed statement of operations and comprehensive income (loss). The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the warrants. At that time, the portion of the warrant liability related to the warrants for ordinary shares will be reclassified to additional paid-in capital.

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

No fractional shares will be issued upon exercise of the public warrants. If, upon exercise of the public warrants, a holder would be entitled to receive a fractional interest in a share, the Company will, upon exercise, round down to the nearest whole number the number of Class A ordinary shares to be issued to the public warrant holder. Each public warrant will become exercisable on the later of 30 days after the consummation of the Company’s initial Business Combination or 12 months from the closing of the Offering and will expire five years after the completion of the Company’s initial Business Combination or earlier upon redemption or liquidation. However, if the Company does not complete its initial Business Combination on or prior to the 21-month period following the closing of the Offering, the public warrants will expire worthless at the end of such period. If the Company is unable to deliver registered ordinary shares to the holder upon exercise of the public warrants during the exercise period, there will be no net cash settlement of these public warrants and the public warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the warrant agreement. Once the public warrants become exercisable, the Company may redeem the outstanding public warrants in whole and not in part at a price of $0.01 per public warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the last sale price of the Company’s ordinary shares equals or exceeds $18.00 per share for any 20 trading days within the 30-trading day period ending on the third trading day before the Company sends the notice of redemption to the public warrant holders.

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

Simultaneously with the closing of the Offering certain non-managing investors purchased an aggregate of 2,826,087 Class B ordinary shares from the Company at the price of $1.15 per share. The private placement shares along with the founder shares and shares held by the consultant collectively represent 40% of the outstanding ordinary shares at the completion of the Offering (excluding any shares underlying the private placement warrants further described in Note 4). The private placement proceeds will be used to pay for business, legal and accounting due diligence expenses on acquisition targets and continuing general and administration expenses.

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

Note 5. Shareholders’ Equity

Preferred Shares

The Company is authorized to issue 1,000,000 preferred shares with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of June 30, 2025 and December 31, 2024, there were no preferred shares issued and outstanding.

Class A Ordinary Shares

The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2025 and December 31, 2024, there were 20,000,000 Class A ordinary shares subject to possible redemption issued and outstanding.

Class B Ordinary Shares

The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. At formation on May 8, 2024, the Sponsor acquired one Class B ordinary share for a purchase price of $0.0001. Subsequently on May 31, 2024, the Sponsor purchased 16,999,999 Class B ordinary shares for an aggregate purchase price of $100,000, or $0.00588235 per share, of which 2,000,000 Class B ordinary shares were forfeited on October 25, 2024 following the Underwriters’ decision not to exercise the over-allotment option. On May 31, 2024, July 29, 2024 and August 28, 2024, the Sponsor surrendered 300,000, 659,417 and 3,833,337 Class B ordinary shares, respectively, for no consideration. On June 6, 2024, the Company issued 300,000 Class B ordinary shares to a consultant for consulting services in connection with the Offering for a purchase price of $0.01 per share, or an aggregate purchase price of $3,000. As of June 30, 2025 and December 31, 2024, there were 13,333,333 Class B ordinary shares issued and outstanding.

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

As of June 30, 2025 and December 31, 2024, there were 23,719,000 warrants outstanding.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description:	Level	June 30, 2025	December 31, 2024
Assets:
Cash and marketable securities held in Trust Account	1	$207,423,035	$203,188,704
Liabilities:
Warrant liability	2	$557,850	$241,735

The marketable securities held in the Trust Account are considered trading securities as they are generally used with the objective of generating profits on short-term differences in price and therefore, any realized and unrealized gains and losses are recorded in the condensed statement of operations and comprehensive income (loss) for the period presented.

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

For the three months ended June 30, 2025, we had net income of $1,544,026, which consisted of interest income on cash and marketable securities held in the Trust Account and operating account of $2,130,352 and $209, respectively, that were partially offset by operating expenses of $384,593 and other expense from the change in fair value of warrant liability of $201,942. For the period from May 8, 2024 (date of inception) through June 30, 2024, we had a net loss of $64,401 which primarily consisted of operating expenses.

For the six months ended June 30, 2025, we had net income of $3,162,300, which consisted of interest income on cash and marketable securities held in the Trust Account and operating account of $4,234,331 and $510, respectively, that were partially offset by operating expenses of $756,426 and other expense from the change in fair value of warrant liability of $316,115. For the period from May 8, 2024 (date of inception) through June 30, 2024, we had net loss of $64,401 which primarily consisted of operating expenses.

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

As of June 30, 2025, we held cash and marketable securities in the amount of $207,423,035 in the Trust Account. The marketable securities consisted of money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government obligations.

For the six months ended June 30, 2025, cash used in operating activities was $733,528, resulting from interest earned on marketable securities held in the Trust Account of $4,234,331, decreases in accounts payable of $2,439, related party payable of $7,597 and accrued liabilities of $34,500. These are partially offset by net income of $3,162,300, a decrease in prepaids expenses and other current assets of $2,436, other assets of $64,488 and an increase in the fair value of the warrant liability of $316,115.

For the period from May 8, 2024 (date of inception) through June 30, 2024, cash provided by operating activities was $1, resulting from increases in accounts payable of $59,417 and related party payable of $4,985 offset by a net loss of $64,401.

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

As of June 30, 2025, we had cash of $610,700 held outside the Trust Account. If the proceeds not held in the Trust Account become insufficient to allow us to operate for at least the next 12 months, assuming that a business combination is not consummated during that time, we intend to manage our cash flow through the timing and payment of expenses or, if necessary, raise additional funds from the Sponsor to ensure the proceeds not held in the Trust Account will be sufficient to allow us to operate for at least the next 12 months. In the event that additional financing is required from outside sources, the Company may not be able to raise it on terms acceptable to the Company or at all. Over this time period, we intend to use these funds primarily for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

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

Off-Balance Sheet Arrangements

As of June 30, 2025, we have not entered into any off-balance sheet financing arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of June 30, 2025, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay GigManagement, LLC a monthly fee of $30,000 for office space, administrative services and secretarial support and an agreement with our Chief Financial Officer to pay a monthly fee of $20,000 for accounting services.

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

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of Accounting Standards Codification (“ASC”) Topic 260, “Earnings Per Share.” Net income per share is computed by dividing net income by the weighted-average number of shares of ordinary shares outstanding during the period. The weighted-average ordinary shares are reduced for the effect of the Class B ordinary shares that are subject to forfeiture. The Company’s condensed statement of operations and comprehensive income (loss) include a presentation of net income per share subject to redemption in a manner similar to the two-class method of income (loss) per share. With respect to the accretion of the Class A ordinary shares subject to possible redemption and consistent with ASC 480-10-S99-3A, the Company deemed the fair value of the Class A ordinary shares subject to possible redemption to approximate the contractual redemption value and the accretion has no impact on the calculation of net income per share. The Company’s public warrants and private placement warrants could, potentially, be exercised or converted into Class A ordinary shares and then share in the earnings of the Company. However, these warrants were excluded when calculating diluted income per share as the contingencies associated with the warrants had not been satisfied as of the end of the reporting period presented. As a result, diluted income per share is the same as basic income per share for the period presented.

Ordinary Shares subject to possible redemption

Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2025 and December 31, 2024, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets. As of June 30, 2025 and December 31, 2024, 20,000,000 Class A ordinary shares were issued and outstanding and subject to possible redemption.

Warrant Liability

We account for warrants for ordinary shares of the Company that are not indexed to our own shares as liabilities at fair value on the condensed balance sheets. These warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized as a component of other income (expense) on the condensed statement of operations and comprehensive income (loss). We will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the warrants. At that time, the portion of the warrant liability related to the warrants for ordinary shares will be reclassified to additional paid-in capital.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2025, we were not subject to any market or interest rate risk. The funds held in the Trust Account are only to be invested in United States government treasury bills, bonds or notes having a maturity of 185 days or less, or in money market funds meeting the applicable conditions under Rule 2a-7 promulgated under the Investment Company Act and that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Founder and Consulting Shares

During the period from May 8, 2024 (date of inception) to June 30, 2025, the Founder purchased a net 12,207,246 Class B ordinary shares (the “Founder Shares”), of which an additional 2,000,000 Class B ordinary shares were forfeited on October 25, 2024 following the Underwriters’ decision not to exercise the over-allotment option, for an aggregate purchase price of $100,000, or

$0.00819186 per share. Additionally, on June 6, 2024, 300,000 Class B ordinary shares were sold for $3,000 to a consultant for its consulting services in connection with the Offering.

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

As of June 30, 2025, we had cash of $610,700 held outside the Trust Account for working capital purposes.

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

Company Name

Date: August 8, 2025	By:	/s/ Dr. Avi S. Katz
Dr. Avi S. Katz
Chief Executive Officer and Chairman (Principal Executive Officer)

Date: August 8, 2025	By:	/s/ Christine M. Marshall
Christine M. Marshall
Chief Financial Officer (Principal Financial and Accounting Officer)