Form 10-Q
period 2025-09-30
GigCapital7 Corp.
filed 2025-11-14
CIK 2023730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 14, 2025, the registrant had 20,000,000 Class A ordinary shares, $0.0001 par value per share and 13,333,333 Class B ordinary shares, $0.0001 par value per share, were issued and outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GigCapital7 Corp.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2025	2024
ASSETS
Current assets
Cash	$405,404	$1,344,228
Prepaid expenses and other current assets	229,337	207,680
Total current assets	634,741	1,551,908
Cash and marketable securities held in Trust Account	209,596,708	203,188,704
Other assets	—	85,984
TOTAL ASSETS	$210,231,449	$204,826,596
LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$195,678	$25,439
Related party payable	34,681	34,048
Accrued legal services	840,733	—
Accrued liabilities	125,213	114,000
Total current liabilities	1,196,305	173,487
Warrant liability	1,673,550	241,735
Total liabilities	2,869,855	415,222
Commitments and contingencies (Notes 3 and 4)
Class A ordinary shares subject to possible redemption, par value of $0.0001 per share; 200,000,000 shares authorized; 20,000,000 shares at a redemption value of $10.47 per share and $10.15 per share as of September 30, 2025 and December 31, 2024, respectively	209,496,708	203,088,704
Shareholders’ equity (deficit):
Preferred shares, par value of $0.0001 per share; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, par value of $0.0001 per share; 200,000,000 shares authorized; none issued or outstanding (excludes 20,000,000 shares subject to possible redemption)	—	—
Class B ordinary shares, par value of $0.0001 per share; 50,000,000 shares authorized; 13,333,333 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	1,333	1,333
Additional paid-in capital	—	—
Retained earnings (accumulated deficit)	(2,136,447)	1,321,337
Total shareholders’ equity (deficit)	(2,135,114)	1,322,670
TOTAL LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$210,231,449	$204,826,596

The accompanying notes are an integral part of these condensed consolidated financial statements.

GigCapital7 Corp

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Period from May 8, 2024 (Date of Inception) through
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Revenues	$—	$—	$—	$—
General and administrative expenses	1,270,192	213,755	2,026,618	278,157
Loss from operations	(1,270,192)	(213,755)	(2,026,618)	(278,157)
Other income (expense)
Change in fair value of warrants	(1,115,700)	(165,080)	(1,431,815)	(165,080)
Interest income	139	56	649	57
Interest and dividend income on marketable securities held in Trust Account	2,173,673	989,729	6,408,004	989,729
Income (loss) before provision for income taxes	(212,080)	610,950	2,950,220	546,549
Provision for income taxes	—	—	—	—
Net income (loss) and comprehensive income (loss)	$(212,080)	$610,950	$2,950,220	$546,549
Net income (loss) attributable to Class A ordinary shares subject to possible redemption	$(127,248)	$204,834	$1,770,132	$148,431
Basic and diluted weighted-average shares outstanding, Class A ordinary shares subject to possible redemption	20,000,000	6,956,522	20,000,000	4,383,562
Basic and diluted net income (loss) per share, Class A ordinary shares subject to possible redemption	$(0.01)	$0.03	$0.09	$0.03
Net income (loss) attributable to Class B non-redeemable ordinary shares	$(84,832)	$406,116	$1,180,088	$398,118
Basic and diluted weighted-average Class B non-redeemable ordinary shares outstanding (1)	13,333,333	13,792,377	13,333,333	11,757,525
Basic and diluted net income (loss) per share, Class B non-redeemable ordinary shares	$(0.01)	$0.03	$0.09	$0.03

(1) For 2024, this number included up to 2,500,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. This amount decreased to 2,000,000 Class B ordinary shares prior to the consummation of the offering in the third quarter of fiscal year 2024.

The accompanying notes are an integral part of these condensed consolidated financial statements.

GigCapital7 Corp

Condensed Consolidated Statements of Shareholders’ Equity (Deficit)

(Unaudited)

	Ordinary Shares		Additional	Retained Earnings
Three Months Ended September 30, 2025	Shares	Amount	Paid-In Capital	(Accumulated Deficit)	Shareholders’ Equity (Deficit)
Balances as of June 30, 2025	13,333,333	$1,333	$—	$249,306	$250,639
Accretion of Class A ordinary shares to redemption value	—	—	(2,173,673)	—	(2,173,673)
Reclass of negative additional paid-in capital to accumulated deficit	—	—	2,173,673	(2,173,673)	—
Net loss	—	—	—	(212,080)	(212,080)
Balance as of September 30, 2025	13,333,333	$1,333	$—	$(2,136,447)	$(2,135,114)

	Ordinary Shares		Additional	Retained Earnings
Three Months Ended September 30, 2024	Shares	Amount	Paid-In Capital	(Accumulated Deficit)	Shareholders’ Equity
Balances as of June 30, 2024(1)	17,000,000	$1,700	$101,300	$(64,401)	$38,599
Surrender of Class B ordinary shares by Founder	(4,492,754)	(450)	450	—	—
Issuance of Class B ordinary shares in private placement	2,826,087	283	3,249,717	—	3,250,000
Fair value of public warrants at issuance	—	—	18,460,769	—	18,460,769
Allocated value of issuance costs to public warrants	—	—	(111,532)	—	(111,532)
Accretion of Class A ordinary shares to redemption value	—	—	(20,558,807)	—	(20,558,807)
Net income	—	—	—	610,950	610,950
Balances as of September 30, 2024 (1)	15,333,333	$1,533	$1,141,897	$546,549	$1,689,979

	Ordinary Shares		Additional	Retained Earnings
Nine Months Ended September 30, 2025	Shares	Amount	Paid-In Capital	(Accumulated Deficit)	Shareholders’ Equity (Deficit)
Balances as of December 31, 2024	13,333,333	$1,333	$—	$1,321,337	$1,322,670
Accretion of Class A ordinary shares to redemption value	—	—	(6,408,004)	—	(6,408,004)
Reclass of negative additional paid-in capital to accumulated deficit	—	—	6,408,004	(6,408,004)	—
Net income	—	—	—	2,950,220	2,950,220
Balance as of September 30, 2025	13,333,333	$1,333	$—	$(2,136,447)	$(2,135,114)

	Ordinary Shares		Additional
Period from May 8, 2024 (date of inception) through September 30, 2024	Shares	Amount	Paid-In Capital	Retained Earnings	Shareholders’ Equity
Balances as of May 8, 2024 (inception)	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to founder and advisor (1)	17,300,000	1,730	101,270	—	103,000
Surrender of Class B ordinary shares by Founder	(4,792,754)	(480)	480	—	—
Issuance of Class B ordinary shares in private placement	2,826,087	283	3,249,717	—	3,250,000
Fair value of public warrants at issuance	—	—	18,460,769	—	18,460,769
Allocated value of issuance costs to public warrants	—	—	(111,532)	—	(111,532)
Accretion of Class A ordinary shares to redemption value	—	—	(20,558,807)	—	(20,558,807)
Net income	—	—	—	546,549	546,549
Balances as of September 30, 2024 (1)	15,333,333	$1,533	$1,141,897	$546,549	$1,689,979

(1) For 2024, this number included up to 2,500,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. This amount decreased to 2,000,000 Class B ordinary shares prior to the consummation of the offering in the third quarter of fiscal year 2024.

The accompanying notes are an integral part of these condensed consolidated financial statements.

GigCapital7 Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended	Period from May 8, 2024 (Date of Inception) through
	September 30, 2025	September 30, 2024
OPERATING ACTIVITIES
Net income	$2,950,220	$546,549
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liability	1,431,815	165,080
Interest and dividends earned on cash and marketable securities held in Trust Account	(6,408,004)	(989,729)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(21,657)	(244,596)
Other assets	85,984	(118,227)
Accounts payable	170,239	42,756
Related party payable	633	65,188
Accrued legal services	840,733	—
Accrued liabilities	11,213	4,500
Net cash used in operating activities	(938,824)	(528,479)
INVESTING ACTIVITIES
Investment of cash in Trust Account		(200,000,000)
Net cash used in investing activities	—	(200,000,000)
FINANCING ACTIVITIES
Proceeds from sale of Class B ordinary shares to founder and advisor	—	103,000
Proceeds from sale of public units, net of underwriting discount paid	—	199,400,000
Proceeds from the sale of private placement warrants to Founder	—	58,060
Proceeds from sale of Class B ordinary shares in a private placement	—	3,250,000
Payment of offering costs	—	(276,069)
Net cash provided by financing activities	—	202,534,991
Net increase (decrease) in cash	(938,824)	2,006,512
Cash at beginning of period	1,344,228	—
Cash at end of period	$405,404	$2,006,512

Supplemental non-cash disclosure:
Accretion of Class A ordinary shares to redemption value	$6,408,004	$20,558,807
Offering costs included in accounts payable, related party payable and accrued liabilities	$—	$443,772

The accompanying notes are an integral part of these condensed consolidated financial statements.

GigCapital7 Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Basis of Presentation

Organization and General

GigCapital7 Corp. (the “Company” or “GigCapital7”) was incorporated as a Cayman Islands exempted company on May 8, 2024. The Company was formed for the purpose of effecting a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

As of September 30, 2025, the Company had not commenced any operations. All activity for the period from May 8, 2024 (date of inception) through September 30, 2025 relates to the Company’s formation and the initial public offering (the “Offering”), as described below, and identifying a target Business Combination, as described below. The Company will not generate any operating revenues until after completion of the Business Combination, at the earliest. The Company generates non-operating income in the form of interest and dividend income on cash, cash equivalents and marketable securities from the proceeds derived from the Offering. The Company has selected December 31 as its fiscal year end.

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

As further discussed in Note 5, simultaneously with the closing of the Offering, the Company consummated the private placement to the Company’s sponsor, GigAcquisitions7 Corp., a Cayman Islands exempted company (the “Founder” or “Sponsor”), of 3,719,000 warrants (the “private placement warrants”) at a price of $0.01561 per private placement warrant (the “warrant private placement”). Each private placement warrant entitles the holder thereof to purchase one Class A ordinary share at $11.50 per share, subject to adjustment. The warrant private placement generated aggregate gross proceeds of $58,060.

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

Liquidity

As of September 30, 2025, the Company had $405,404 in cash and a working capital deficit of $561,564. Further, the Company has no present revenue, its business plan is dependent on the completion of a Business Combination and it expects to continue to incur significant costs in pursuit of its Business Combination acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. There is no assurance that the Company’s plans to consummate a Business Combination will be successful or successful within the target business acquisition period. The unaudited condensed consolidated interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2. Business Combination and Related Agreement

On September 27, 2025, the Company (which will transfer by way of continuation and domesticate as a Delaware corporation prior to the Closing (as defined below)), entered into a Business Combination Agreement (the “Business Combination Agreement”), dated as of September 27, 2025, by and among the Company, MMR Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of the Company (“Merger Sub”), and Hadron Energy, Inc., a Delaware corporation (“Hadron Energy”), pursuant to which, among other things and subject to the terms and conditions contained therein, Merger Sub will merge with and into Hadron Energy (the “Merger”), with Hadron Energy continuing as the surviving company (Hadron Energy, in its capacity as the surviving corporation of the Merger, is sometimes referred to as the “Surviving Company”). The Business Combination Agreement and the transaction was approved by the the Comapny's board of directors and the board of directors of Hadron Energy.

Following the closing of the Merger (the “Closing”), the Company, which will be renamed “Hadron Energy, Inc.,” will be referred to as the “Combined Company.”

The Domestication

At least two (2) days prior to the Closing Date (as defined below), subject to the satisfaction or waiver of the conditions of the Business Combination Agreement, the Company will transfer by way of continuation from the Cayman Islands to the State of Delaware and domesticate as a Delaware corporation (“Domesticated GigCapital7”) in accordance with Section 388 of the General Corporation Law of the State of Delaware, as amended (the “DGCL”), and Part 12 of the Companies Act (as revised) of the Cayman Islands (the “Cayman Companies Act,” and such continuation and domestication, the “Domestication”).

By virtue of the Domestication upon its effectiveness, (a) each then issued and outstanding Class A ordinary share of GigCapital7 (each a “Class A Ordinary Share”) (other than any Class A Ordinary Share included in the Cayman Purchaser Units (as defined in the Business Combination Agreement)) shall convert automatically, on a one-for-one basis, into one (1) share of common stock of Domesticated GigCapital7 (the “Domesticated Purchaser Common Stock”); (b) each then issued and outstanding Class B ordinary share of GigCapital7 (each a “Class B Ordinary Share”) shall convert automatically, on a one-for-one basis, into one (1) share of Class B common stock of Domesticated GigCapital7 (the “Domesticated Purchaser Class B Common Stock”); (c) each then issued and outstanding warrant of the Company (other than any Cayman Purchaser Public Warrants (as defined in the Business Combination Agreement)) included in the Cayman Purchaser Units) (each a “Cayman Purchaser Warrant”) shall convert automatically into a warrant to acquire one (1) share of Domesticated Purchaser Common Stock (each a “Domesticated Purchaser Warrant”), pursuant to the Warrant Agreement (as defined in the Business Combination Agreement); and (d) each then issued and outstanding Cayman Purchaser Units shall be cancelled and will thereafter entitle the holder thereof to one (1) share of Domesticated Purchaser Common Stock and one (1) Domesticated Purchaser Warrant, in each case without any action on the part of the Company, Merger Sub, Hadron Energy or any holder of securities of any of the foregoing.

The Merger and Consideration

Following the Domestication, at the Effective Time (as defined in the Business Combination Agreement), by virtue of the Merger, each share of capital stock of Merger Sub issued and outstanding immediately prior to the Effective Time shall be automatically cancelled and extinguished and converted into one (1) share of common stock, par value $0.0001, of the Surviving Company.

Subject to, and in accordance with the terms and conditions of the Business Combination Agreement, at the Effective Time:

(i)

each issued and outstanding share of common stock of Hadron Energy (the “Hadron Energy Common Stock”), except for (a) shares held by the Company or Merger Sub (or any subsidiaries of the Company), (b) shares held by Hadron Energy as treasury stock, if any (each share covered in subclause (a) and (b), an “Excluded Share”), (c) shares held by stockholders who have properly exercised and not withdrawn appraisal rights under Delaware law (the “Dissenting Shares”), and (d) shares of the Hadron Energy Common Stock issued pursuant to an award of restricted stock that is, as of immediately prior to the Closing Date, subject to a substantial risk of forfeiture and is not transferable (the “Hadron Energy Restricted Shares”), will be cancelled and converted into the right to receive the Per Share Merger Consideration (as defined below), as set forth in the Business Combination Agreement;

(ii)	each Excluded Share shall be automatically cancelled and retired without any conversion thereof and shall cease to exist, and no consideration shall be delivered in exchange therefor;

(iii)

each option to purchase shares of the Hadron Energy Common Stock (the “Hadron Energy Option”) that is outstanding immediately prior to the Effective Time will be automatically assumed by Domesticated GigCapital7 and converted into an option to purchase a number of shares of Domesticated Purchaser Common Stock (such option, an “Exchanged Option”), equal to the product (rounded down to the nearest whole number) of (x) the number of shares of the Hadron Energy Common Stock subject to such Hadron Energy Option immediately prior to the Effective Time and (y) the Exchange Ratio (as defined below), at an exercise price per share (rounded up to the nearest whole cent) equal to the quotient of (A) the exercise price per share of such Hadron Energy Option immediately prior to the Effective Time divided by (B) the Exchange Ratio; and

(iv)

each award of the Hadron Energy Restricted Shares (the “Hadron Energy Restricted Share Award”) that is outstanding immediately prior to the Effective Time will be automatically assumed by Domesticated GigCapital7 such that each Hadron Energy Restricted Share Award will be converted into an award for a number of restricted shares of Domesticated Purchaser Common Stock (such award, an “Exchanged RSA”), equal to the product (rounded down to the nearest whole number) of (x) the number of shares of Hadron Energy Restricted Shares and (y) the Exchange Ratio.

Additionally, the outstanding Hadron Energy Simple Agreements for Future Equity (“SAFEs”) will automatically convert, immediately prior to the Effective Time, into a number of shares of Hadron Energy Common Stock determined in accordance with the terms of such Hadron Energy SAFE. Post-conversion, such shares will be treated as Hadron Energy Common Stock and receive the consideration described above for Hadron Energy Common Stock at the Effective Time.

The “Per Share Merger Consideration” in respect of each share of Hadron Energy Common Stock (other than Excluded Shares, Dissenting Shares and Hadron Energy Restricted Shares) that is issued and outstanding, or deemed to be issued and outstanding, immediately prior to the Effective Time, shall be a number of shares of Domesticated Purchaser Common Stock equal to the Exchange Ratio. The “Exchange Ratio” means the quotient of: (a) the Aggregate Merger Consideration; divided by (b) the Hadron Energy Fully Diluted Capital. The “Aggregate Merger Consideration” means the number of shares of Domesticated Purchaser Common Stock equal to the difference of: (a) the Aggregate Domesticated Purchaser Common Stock; minus (b) 13,333,333 shares of Domesticated Purchaser Common Stock; provided, however, that if Hadron Energy has any indebtedness outstanding as of the closing of the Merger, the Aggregate Merger Consideration shall be further reduced by a number of shares of Domesticated Purchaser Common Stock equal to the amount of such indebtedness divided by $10.59 (the “Per Share Price”) (rounded down to the nearest whole share). The “Aggregate Domesticated Purchaser Common Stock” means the number of shares of Domesticated Purchaser Common Stock equal to the quotient of: (a) $1,200,200,000; divided by (b) the Per Share Price. The “Hadron Energy Fully Diluted Capital” means the sum (without duplication) of the aggregate number of (a) shares of Hadron Energy Common Stock (other than Hadron Energy Restricted Shares) that are issued and outstanding immediately prior to the Effective Time assuming and after giving effect to the conversion of all Hadron Energy SAFEs, (b) Hadron Energy Restricted Shares that are issued and outstanding immediately prior to the Effective Time, and (c) all shares of Hadron Energy Common Stock issuable upon the full exercise of all Hadron Energy Options outstanding as of immediately prior to the Effective Time (calculated using the treasury method of accounting on a cashless exercise basis).

The Sponsor Share Conversion

At the Effective Time, by virtue of the Merger and the applicable provisions of the certificate of incorporation of Domesticated GigCapital7 (the “Domesticated Purchaser Charter”), each share of Domesticated Purchaser Class B Common Stock then issued and outstanding shall be automatically cancelled and extinguished and converted into one (1) share of Domesticated Purchaser Common Stock.

The Redemption

GigCapital7 will provide an opportunity to the holders of its public shares to have their public shares redeemed on the terms and conditions set forth in the Business Combination Agreement and the Cayman Purchaser Articles (the “Redemption”). Subject to receipt of the approval of the Business Combination Agreement by the GigCapital7 shareholders, GigCapital7 will carry out the Redemption at the Effective Time in accordance with the Cayman Purchaser Articles and the Domesticated Purchaser Charter.

The Closing

The Closing will occur as promptly as practicable, but in no event later than three (3) business days, after the satisfaction or, if permissible, waiver of the conditions set forth in the Business Combination Agreement, or at such other date, time, or place as GigCapital7 and Hadron Energy may agree. The date of such Closing is referred to as the “Closing Date.”

Stock Exchange Listing

The public units, public shares and public warrants of the Company, are currently listed on the Nasdaq Stock Market LLC (the “Nasdaq”) under the symbols “GIGGU,” “GIG” and “GIGGW,” respectively. From and after the Closing, the Combined Company intends to list on Nasdaq or the New York Stock Exchange, as applicable, only the Domesticated Purchaser Common Stock and the Domesticated Purchaser Warrants.

PIPE Investment

From time to time following the execution and delivery of the Business Combination Agreement and prior to the Closing, the Company may enter into subscription agreements on forms mutually acceptable to Hadron Energy and the Company (the “PIPE Subscription Agreements”) with investors (the “PIPE Investors”) pursuant to which, and on the terms and subject to the conditions of which, the PIPE Investors will agree to make a private investment in Domesticated GigCapital7, which commitment may be subject to potential offset by certain Class A Ordinary Shares owned by the PIPE Investors that the PIPE Investors do not redeem (such investments, the “PIPE Investment”).

Note 3. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of September 30, 2025, and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations.

The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the period from May 8, 2024 (date of inception) through December 31, 2024, which was filed with the SEC on March 6, 2025. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future interim periods.

Principles of Consolidation

The condensed condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany balances and transactions are eliminated in consolidation.

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

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of Accounting Standards Codification ( “ASC”) Topic 260, “Earnings Per Share.” Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. The weighted-average ordinary shares are reduced for the effect of the Class B ordinary shares that are subject to forfeiture. The Company’s condensed consolidated statements of operations and comprehensive net income (loss) include a presentation of net income (loss) per share subject to redemption in a manner similar to the two-class method of net income (loss) per share. With respect to the accretion of the Class A ordinary shares subject to possible redemption and consistent with ASC 480-10-S99-3A, the Company deemed the fair value of the Class A ordinary shares subject to possible redemption to approximate the contractual redemption value and the accretion has no impact on the calculation of net income (loss) per share. The Company’s public warrants (see Note 4) and private placement warrants (see Note 5) could, potentially, be exercised or converted into Class A ordinary shares and then share in the earnings of the Company. However, these warrants were excluded when calculating diluted net income (loss) per share as the contingencies associated with the warrants had not been satisfied as of the end of the reporting periods presented. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the periods presented.

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

Cash and Marketable Securities Held in Trust Account

As of September 30, 2025 and December 31, 2024, the assets held in the Trust Account consisted of money market funds invested in U.S. Treasury securities and cash. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in interest and dividend income on marketable securities held in the Trust Account in the accompanying condensed consolidated statements of operations and comprehensive income (loss). The estimated fair values of investments held in the Trust Account are determined using available market information.

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

Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 and the SEC's Staff Accounting Bulletin (“SAB”) Topic 5A – “Expenses of Offering.” Offering costs in the amount of $1,319,918 consist principally of professional and registration fees incurred that are related to the Offering. Offering costs were allocated to the separable financial instruments issued in the Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to the public shares were charged to temporary equity and Offering costs allocated to the public warrants were charged to shareholders’ equity upon the completion of the Offering.

Ordinary Shares Subject to Possible Redemption

Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity (deficit). The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2025 and December 31, 2024, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity (deficit) section of the Company’s condensed consolidated balance sheets. Immediately upon the closing of the Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable ordinary shares resulted in charges against additional paid-in capital. As of September 30, 2025 and December 31, 2024, 20,000,000 Class A ordinary shares were issued and outstanding and subject to possible redemption.

As of September 30, 2025 and December 31, 2024, the Class A ordinary shares subject to possible redemption reflected on the condensed consolidated balance sheets are reconciled in the following table:

Gross proceeds	$200,000,000
Less:
Fair value of public warrants at issuance	(18,460,769)
Ordinary share issuance costs	(1,208,380)
Plus:
Accretion of carrying value to redemption value	22,757,853
Class A ordinary shares subject to possible redemption, December 31, 2024	203,088,704
Plus:
Accretion of carrying value to redemption value - three months ended March 31, 2025	2,103,979
Accretion of carrying value to redemption value - three months ended June 30, 2025	2,130,352
Accretion of carrying value to redemption value - three months ended September 30, 2025	2,173,673
Class A ordinary shares subject to possible redemption, September 30, 2025	$209,496,708

Financial Instruments

The fair value of the Company’s assets and liabilities approximates the carrying amounts represented in the condensed consolidated balance sheets.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Segment Information

Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income (loss) that also is reported on the condensed consolidated statements of operations and comprehensive income (loss). The key measures of segment profit reviewed by the CODM are general and administrative expenses. General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination within the business combination period. The CODM also reviews general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands, and the Company believes it is presently not subject to income taxes or income tax filing requirements in the United States.

Warrant Liability

The Company accounts for warrants for ordinary shares of the Company that are not indexed to its own shares as liabilities at fair value on the condensed consolidated balance sheets. The warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized as a component of other income (expense) on the condensed consolidated statements of operations and comprehensive income (loss). The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the warrants. At that time, the portion of the warrant liability related to the warrants for ordinary shares will be reclassified to additional paid-in capital.

Recent Accounting Pronouncements

The Company does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

Note 4. Offering

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

Note 5. Related Party Transactions

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

Note 6. Shareholders’ Equity

Preferred Shares

The Company is authorized to issue 1,000,000 preferred shares with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of September 30, 2025 and December 31, 2024, there were no preferred shares issued and outstanding.

Class A Ordinary Shares

The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2025 and December 31, 2024, there were 20,000,000 Class A ordinary shares subject to possible redemption issued and outstanding.

Class B Ordinary Shares

The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. At formation on May 8, 2024, the Sponsor acquired one Class B ordinary share for a purchase price of $0.0001. Subsequently on May 31, 2024, the Sponsor purchased 16,999,999 Class B ordinary shares for an aggregate purchase price of $100,000, or $0.00588235 per share, of which 2,000,000 Class B ordinary shares were forfeited on October 25, 2024 following the Underwriters’ decision not to exercise the over-allotment option. On May 31, 2024, July 29, 2024 and August 28, 2024, the Sponsor surrendered 300,000, 659,417 and 3,833,337 Class B ordinary shares, respectively, for no consideration. On June 6, 2024, the Company issued 300,000 Class B ordinary shares to a consultant for consulting services in connection with the Offering for a purchase price of $0.01 per share, or an aggregate purchase price of $3,000. As of September 30, 2025 and December 31, 2024, there were 13,333,333 Class B ordinary shares issued and outstanding.

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

As of September 30, 2025 and December 31, 2024, there were 23,719,000 warrants outstanding.

Note 7. Fair Value Instruments

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description:	Level	September 30, 2025	December 31, 2024
Assets:
Cash and marketable securities held in Trust Account	1	$209,596,708	$203,188,704
Liabilities:
Warrant liability	2	$1,673,550	$241,735

The marketable securities held in the Trust Account are considered trading securities as they are generally used with the objective of generating profits on short-term differences in price and therefore, any realized and unrealized gains and losses are recorded in the condensed consolidated statements of operations and comprehensive income (loss) for the period presented.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this report (the “Quarterly Report”) to “we,” “us,” “our”, “GigCapital7” or the “Company” refer to GigCapital7 Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Founder” or “Sponsor” refer to GigAcquisitions7 Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Overview

We are a newly organized Private-to-Public Equity (PPE) company, also known as a blank check company or special purpose acquisition vehicle, incorporated in the Cayman Islands and formed by an affiliate of the serial special purpose acquisition company GigCapital Global, for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, or engaging in any other similar business combination with one or more businesses or entities. On September 27, 2025, the Company entered into a business combination agreement with Hadron Energy, Inc., a cutting-edge innovator in micro reactor technology, for the Company’s initial business combination. Upon consummation of the business combination with Hadron Energy, we expect to change our name and be known as Hadron Energy, Inc.

We seek to capitalize on the significant experience and contacts of our management team to complete our initial business combination. We believe our management team’s distinctive background and record of acquisition and operational success could have a transformative impact on verified target businesses.

Our management team has significant hands-on experience helping companies optimize their existing and new growth initiatives. We intend to apply a unique “Mentor-Investor” philosophy to partner with Hadron where we will offer financial, operational and executive mentoring in order to accelerate its growth and development from a privately held entity to a publicly traded company. Further, we intend to share best practices and key learnings, gathered from our management team’s operating and investing experience, as well as strong relationships in the advanced medical equipment industries to help shape corporate strategies. Additionally, our management team has operated and invested in leading global advanced medical equipment companies across their corporate life cycles, and has developed deep relationships with key large multi-national organizations and investors. We believe that these relationships and our management team’s know-how present a significant opportunity to help drive strategic dialogue, access new customer relationships and achieve global ambitions following the completion of our initial business combination. We believe that we are providing an interesting alternative investment opportunity that capitalizes on key trends impacting the capital markets for advanced medical equipment companies.

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

For the three months ended September 30, 2025, we had net loss of $212,080, which consisted of operating expenses of $1,270,192 and other expense from the change in fair value of warrant liability of $1,115,700, that were partially offset by interest income on cash and marketable securities held in the Trust Account and operating account of $2,173,673 and $139, respectively. For the three months ended September 30, 3024 we had net income of $610,950, which consisted of interest income on cash and marketable securities held in the Trust Account and operating account of $989,729 and $56, respectively, that were partially offset by operating expenses of $213,755 and other expense from the change in fair value of warrant liability of $165,080.

For the nine months ended September 30, 2025, we had net income of $2,950,220, which consisted of interest income on cash and marketable securities held in the Trust Account and operating account of $6,408,004 and $649, respectively, that were partially offset by operating expenses of $2,026,618 and other expense from the change in fair value of warrant liability of $1,431,815. For the period from May 8, 2024 (date of inception) through September 30, 2024, net income of $546,549, which consisted of interest income on cash and marketable securities held in the Trust Account and operating account of $989,729 and $57, respectively, that were partially offset by operating expenses of $278,157 and other expense from the change in fair value of warrant liability of $165,080.

Liquidity and Capital Resources

Our liquidity needs have been satisfied to date through: (1) the receipt of $100,000 from the sale of the founder shares, (2) the net proceeds of $198,680,082 from the sale of the public units in the Offering, after deducting net offering expenses of $1,319,918, which includes an underwriting discount of $600,000, (3) the sale of the founder shares to a consultant for a purchase price of $3,000, (4) the sale of private placement warrants to our Sponsor for a purchase price of $58,060, and (5) the sale of the private placement shares to non-managing investors for a purchase price of $3,250,000. These transactions resulted in proceeds of $202,091,142 of which $200,000,000 are held in the Trust Account.

As of September 30, 2025, we held cash and marketable securities in the amount of $209,596,708 in the Trust Account. The marketable securities consisted of money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government obligations.

For the nine months ended September 30, 2025, cash used in operating activities was $938,824, resulting from interest earned on marketable securities held in the Trust Account of $6,408,004 and an increase in prepaid expenses of $21,657. These are partially offset by net income of $2,950,220, a decrease in other assets of $85,984 and an increase in accounts payable of $170,239, related party payable of $633, accrued legal services of $840,733, accrued liabilities of $11,213 and the fair value of the warrant liability of $1,431,815.

For the period from May 8, 2024 (date of inception) through September 30, 2024, cash used in operating activities was $528,479, resulting from interest earned on marketable securities held in the Trust Account of $989,729, an increase in prepaid expenses of $244,596 and other assets of $118,227. These were partially offset by net income of $546,549, an increase in accounts payable of $42,756, payable to related party of $65,188, accrued liabilities of $4,500 and an increase in the fair value of the warrant liability of $165,080.

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

As of September 30, 2025, we had cash of $405,404 held outside the Trust Account and a working capital deficit of $561,564. Further, the Company has no present revenue, its business plan is dependent on the completion of a business combination and it expects to continue to incur significant costs in pursuit of its business combination acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. If the proceeds not held in the Trust Account become insufficient to allow us to operate for at least the next 12 months, assuming that a business combination is not consummated during that time, we intend to manage our cash flow through the timing and payment of expenses or, if necessary, raise additional funds from the Sponsor to ensure the proceeds not held in the Trust Account will be sufficient to allow us to operate for at least the next 12 months. In the event that additional financing is required from outside sources, the Company may not be able to raise it on terms acceptable to the Company or at all. Over this time period, we intend to use these funds primarily for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

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

Off-Balance Sheet Arrangements

As of September 30, 2025, we have not entered into any off-balance sheet financing arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of September 30, 2025, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay GigManagement, LLC a monthly fee of $30,000 for office space, administrative services and secretarial support and an agreement with our Chief Financial Officer to pay a monthly fee of $20,000 for accounting services.

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

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of Accounting Standards Codification (“ASC”) Topic 260, “Earnings Per Share.” Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. The weighted-average ordinary shares are reduced for the effect of the Class B ordinary shares that are subject to forfeiture. The Company’s condensed consolidated statements of operations and comprehensive income (loss) include a presentation of net income (loss) per share subject to redemption in a manner similar to the two-class method of net income (loss) per share. With respect to the accretion of the Class A ordinary shares subject to possible redemption and consistent with ASC 480-10-S99-3A, the Company deemed the fair value of the Class A ordinary shares subject to possible redemption to approximate the contractual redemption value and the accretion has no impact on the calculation of net income (loss) per share. The Company’s public warrants and private placement warrants could, potentially, be exercised or converted into Class A ordinary shares and then share in the earnings of the Company. However, these warrants were excluded when calculating diluted net income (loss) per share as the contingencies associated with the warrants had not been satisfied as of the end of the reporting periods presented. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the periods presented.

Ordinary Shares subject to possible redemption

Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2025 and December 31, 2024, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our condensed consolidated balance sheets. Immediately upon the closing of the Offering, we recognized the accretion from initial book value to redemption amount. The change in the carrying value of redeemable ordinary shares resulted in charges against additional paid-in capital. As of September 30, 2025 and December 31, 2024, 20,000,000 Class A ordinary shares were issued and outstanding and subject to possible redemption.

Warrant Liability

We account for warrants for ordinary shares of the Company that are not indexed to our own shares as liabilities at fair value on the condensed consolidated balance sheets. These warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized as a component of other income (expense) on the condensed consolidated statements of operations and comprehensive income (loss). We will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the warrants. At that time, the portion of the warrant liability related to the warrants for ordinary shares will be reclassified to additional paid-in capital.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2025, we were not subject to any market or interest rate risk. The funds held in the Trust Account are only to be invested in United States government treasury bills, bonds or notes having a maturity of 185 days or less, or in money market funds meeting the applicable conditions under Rule 2a-7 promulgated under the Investment Company Act and that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of

September 30, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the Risk Factors section in our Annual Report on Form 10-K for the period from May 8, 2024 (date of inception) through December 31, 2024 filed with the SEC on March 6, 2025. As of the date of this Quarterly Report on Form 10-Q, we supplement those risk factors disclosed in such Annual Report on Form 10-Kwith the following risk factors. Furthermore, in light of our entry into a Business Combination Agreement during the quarter, you should also consider the transaction‑specific risks associated with the proposed Business Combination and related transactions. Any of these factors disclosed in our Annual Report on Form 10-K or herein could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Risks Related to GigCapital7 and the Business Combination

Our directors and officers, our Sponsor and each of their affiliates have interests in the Business Combination and the proposals described in this Quarterly Report that are different from, or in addition to and/or in conflict with, those of our shareholders generally.

Our Sponsor and our directors and officers have interests in such proposals that are different from, in addition to and/or in conflict with, those of our shareholders generally. These interests include, among other things:

• Our Sponsor purchased one Class B ordinary share for a purchase price of $0.0001 on May 8, 2024, and subsequently on May 31, 2024 purchased 16,999,999 Class B ordinary shares for an aggregate purchase price of $100,000, or $0.00588235 per share, in a private placement prior to the consummation of our IPO. Following certain surrenders, forfeitures and dispositions, our Sponsor currently holds 10,107,246 Founder Shares. Our Sponsor also purchased 3,719,000 private placement warrants for $58,060, or $0.01561 per private placement warrant, in private placements that closed simultaneously with our IPO. Our Sponsor is controlled by Dr. Avi S. Katz, our Chairman and Chief Executive Officer, and Dr. Raluca Dinu, a member of our board of directors (the “Board”), who share voting and investment discretion with respect to the Founder Shares and the private placement warrants held by our Sponsor. Drs. Katz and Dinu have an economic interest in 10,107,246, or 100% of the Founder Shares held by our Sponsor.

• Given the differential in the purchase price that our Sponsor paid for the Founder Shares as compared to the price of our Class A ordinary shares included in our units sold in our IPO, our Sponsor may earn a positive rate of return on its respective investments even if the shares of the Domesticated Purchaser Common Stock trade below $10.00 per share and the holders of our public shares (the “Public Shareholders”) experience a negative rate of return following the Closing. Accordingly, the economic interests of our Sponsor diverge from the economic interests of Public Shareholders because our Sponsor will realize a gain on its respective investments from the completion of any business combination while Public Shareholders will realize a gain only if the post-closing trading price exceeds $10.00 per share.

• Our Sponsor will lose its entire investment in us if we do not complete a business combination by May 28, 2026 (or if such date is extended at a duly called meeting of our shareholders, such later date). If we do not consummate a business combination by such date, as promptly as reasonably possible but not more than ten (10) business days thereafter, we are required to redeem the public shares for a pro rata portion of the funds held in the Trust Account, subject to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, the warrants may be worthless. In such event, the 10,107,246 Founder Shares purchased by our Sponsor for approximately $100,000 would be worthless because following the redemption of the public shares, we would likely have few, if any, net assets and because our Sponsor has agreed to waive its rights to liquidating distributions from the Trust Account with respect to such shares if we fail to complete a business combination within the required period. Additionally, in such event, the 3,719,000 private placement warrants that our Sponsor paid $58,060 to purchase will expire worthless.

• Our Sponsor has agreed not to redeem any of the Founder Shares or ordinary shares held by it in connection with a shareholder vote to approve the Business Combination.

• Dr. Avi Katz, our Chairman and Chief Executive Officer, and Dr. Raluca Dinu, will continue as directors of Domesticated GigCapital7 following the Closing. As such, in the future they may receive any cash fees, stock options or stock awards that the board of directors of Domesticated GigCapital7 (the “Domesticated GigCapital7 Board”) determines to pay to its directors.

• Our existing officers and directors will be eligible for continued indemnification and continued coverage under a directors’ and officers’ liability insurance policy for a period of six (6) years after the Business Combination.

• In connection with the Closing, our Sponsor, officers and directors would be entitled to the repayment of any outstanding working capital loan and advances that have been made to us. As of the date of this Quarterly Report, there were no working capital loans.

• All members of the Domesticated GigCapital7 Board and all executive officers of Domesticated GigCapital7 will be eligible for awards under the equity incentive plan that will be submitted to our shareholders for adoption in connection with the Business Combination (the “New Equity Incentive Plan”) and, thus, have a personal interest in the approval of the New Equity Incentive Plan. Nevertheless, our Board believes that it is important to provide incentives and rewards for superior performance and the retention of executive officers and experienced directors, among others, by adopting the New Equity Incentive Plan.

• Because we have certain provisions in our organizational documents that waive the corporate opportunities doctrine on an ongoing basis, our officers and directors have not been obligated and continue to not be obligated to bring all corporate opportunities to us. The potential conflict of interest relating to the waiver of the corporate opportunities doctrine in our organizational documents did not, to our knowledge, impact our search for an acquisition target or prevent us from reviewing any opportunities as a result of such waiver.

• Pursuant to the Registration Rights Agreement, our officers and directors, our Sponsor and its members and certain other security holders named therein (including institutional non‑managing investors) will have customary registration rights, including demand and piggy-back rights, subject to cooperation and cut-back provisions with respect to the Domesticated Purchaser Common Stock and Domesticated GigCapital7 warrants held by such parties following the consummation of the Business Combination.

As a result of the foregoing interests, our Sponsor and our directors and officers will benefit from the completion of a business combination and may be incentivized to complete an acquisition of a less favorable target company or on terms that would be less favorable to Public Shareholders.

The existence of financial and personal interests of one or more of our directors may result in a conflict of interest on the part of such director(s) between what he, she or they may believe is in the best interests of us and our shareholders and what he, she or they may believe is best for himself, herself or themselves in determining to recommend that shareholders vote for the proposals that we will be making to our shareholders in our joint prospectus/proxy statement (the “Shareholder Proposals”).

The financial and personal interests of our Sponsor, as well as our directors and officers, may have influenced their motivation in identifying and selecting Hadron Energy as a business combination target, completing an initial business combination with Hadron Energy and influencing the operation of the business following the initial business combination. In considering the recommendations of the Board to vote for the Shareholder Proposals, its shareholders should consider these interests.

The ability of our Public Shareholders to exercise redemption rights with respect to a large number of our public shares could increase the probability that the Business Combination will be unsuccessful and that you would have to wait for liquidation in order to redeem your public shares.

We do not know how many Public Shareholders may exercise their redemption rights. If a larger number of public shares are submitted for redemption than we initially expected, we may need to arrange for additional debt or equity financing to provide working capital to Domesticated GigCapital7 following the Closing. There can be no assurance that such debt or equity financing will be available to us if we need it or, if available, the terms will be satisfactory to us. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels and may increase the probability that the Business Combination will be unsuccessful. If the Business Combination is unsuccessful, you would not receive your pro rata portion of the Trust Account until we complete an alternate initial business combination or if we are unable to complete an initial business combination within the time period provided by our governing documents under Cayman law (the “Cayman Constitutional Documents”). If you are in need of immediate liquidity, you could attempt to sell your public shares in the open market; however, at such time our public shares may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with your exercise of redemption rights until we liquidate, or you are able to sell your public shares in the open market.

Our Sponsor, our or Hadron Energy’s directors, officers, advisors and their affiliates may elect to purchase public shares or public warrants, which may influence a vote on the Business Combination and reduce the public “float” of the public shares or public warrants.

At any time prior to the extraordinary general meeting, during a period when they are not then aware of any material non-public information regarding us or our securities, our officers and directors and/or their affiliates may enter into a written plan to purchase our securities pursuant to Rule 10b5-1 of the Exchange Act, and may engage in other public market purchases, as well as private purchases, of securities. In addition, at any time at or prior to the extraordinary general meeting, subject to applicable securities laws (including with respect to material nonpublic information), our Sponsor, our or Hadron Energy’s directors, officers, advisors and their affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of certain proposals that will be addressed in the joint prospectus/proxy statement (the “Condition Precedent Proposals”) or not redeem their public shares. They have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase public shares or warrants in such transactions.

The purpose of any such transactions could be to (1) increase the likelihood of obtaining shareholder approval of the Condition Precedent Proposals, (2) reduce the number of public warrants outstanding or (3) increase the amount of cash available to Domesticated GigCapital7 following the Business Combination. Any such purchases of our securities may result in the completion of the Business Combination which may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our and Domesticated GigCapital7 securities may be reduced and the number of beneficial holders of our and Domesticated GigCapital7 securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our Sponsor, our or Hadron Energy’s directors, officers, advisors and their affiliates anticipate that they may identify the securityholders with whom they may pursue privately negotiated transactions by either the securityholders contacting us or Hadron Energy directly or by our receipt of redemption requests submitted by shareholders (in the case of public shares) following the mailing of the proxy materials in connection with the Business Combination. Our Sponsor, our or Hadron Energy’s directors, officers, advisors and their affiliates will select which securityholders to purchase securities from based on the negotiated price and number of securities and any other factors that they may deem relevant, and will be restricted from purchasing securities if such purchases do not comply with Regulation M under the Exchange Act and the other federal securities laws. To the extent that our Sponsor, our or Hadron Energy’s directors, officers, advisors and their affiliates purchase public shares in compliance with the requirements of Rule 14e-5under the Exchange Act, such shares would not be voted in favor of approving the Business Combination.

Our Sponsor, our or Hadron Energy’s directors, officers, advisors and their affiliates will be restricted from making purchases of shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. Additionally, in the event our Sponsor, our or Hadron Energy’s directors, officers, advisors and their affiliates were to purchase public shares or warrants, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

• the possibility that our Sponsor, our or Hadron Energy’s directors, officers, advisors and their affiliates may purchase public shares or warrants outside the redemption process, along with the purpose of such purchases;

• if our Sponsor, our or Hadron Energy’s directors, officers, advisors and their affiliates were to purchase public shares from Public Shareholders, they would do so at a price no higher than the redemption price for such public shares (the “Redemption Price”);

• any of our securities purchased by our Sponsor, our or Hadron Energy’s directors, officers, advisors and their affiliates will not be voted in favor of approving the Business Combination;

• our Sponsor, our or Hadron Energy’s directors, officers, advisors and their affiliates will not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and

• we will disclose in a Current Report on Form 8-K, before the extraordinary general meeting, the following material items:

• the amount of securities purchased outside of the redemption offer by our Sponsor, our or Hadron Energy’s directors, officers, advisors and their affiliates, along with the purchase price;

• the purpose of the purchases by our Sponsor, our or Hadron Energy’s directors, officers, advisors and their affiliates;

• the impact, if any, of the purchases by our Sponsor, our or Hadron Energy’s directors, officers, advisors and their affiliates on the likelihood that the Business Combination will be approved;

• the identities of the security holders who sold to our Sponsor, our or Hadron Energy’s directors, officers, advisors and their affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to our Sponsor, our or Hadron Energy’s directors, officers, advisors and their affiliates; and

• the number of public shares for which we have received redemption requests pursuant to our redemption offer.

Entering into any such arrangements may have a depressive effect on the price of the Domesticated Purchaser Common Stock. For example, as a result of these arrangements, an investor or holder may have the ability to effectively purchase shares at a price lower than the market price and may therefore be more likely to sell the shares he owns, either prior to or immediately after the extraordinary general meeting. In addition, the public “float” of our public shares and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on a national securities exchange.

Past performance by our management team, our advisors and their respective affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in Domesticated GigCapital7.

Information regarding our management team, our advisors and their respective affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, is presented for informational purposes only. Any past experience and performance by our management team, our advisors and their respective affiliates and the businesses with which they have been associated, is not a guarantee that we will be able to successfully identify a suitable candidate for our initial business combination, that we will be able to provide positive returns to our shareholders, or of any results with respect to any initial business combination we may consummate. You should not rely on the historical experiences of our management team, our advisors and their respective affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, as indicative of the future performance of an investment in us or as indicative of every prior investment by each of the members of our management team, our advisors or their respective affiliates. The market price of our securities may be influenced by numerous factors, many of which are beyond our control, and our shareholders may experience losses on their investment in our securities.

We cannot assure you that our diligence review has identified all material risks associated with the Business Combination, and you may be less protected as an investor from any material issues with respect to Hadron Energy’s business, including any material omissions or misstatements contained in our filings with the SEC relating to the Business Combination, than an investor in an underwritten initial public offering.

Even though we conducted due diligence on Hadron Energy, this diligence may not have surfaced all material issues with Hadron Energy, it may not be possible to uncover all material issues through a customary amount of due diligence, and factors outside of Hadron Energy’s and outside of our or Domesticated GigCapital7’s control may later arise.

Additionally, the scope of due diligence conducted in conjunction with the Business Combination may be different than would typically be conducted in the event Hadron Energy pursued an underwritten initial public offering. In a typical initial public offering, the underwriters of the offering conduct due diligence on the company to be taken public, and following the offering, the underwriters are subject to liability to investors for any material misstatement or omissions in the quarterly report. While potential investors in an initial public offering typically have a private right of action against the underwriters of the offering for any of these material misstatements or omissions, there are no underwriters of the Domesticated Purchaser Common Stock that will be issued pursuant to the Business Combination and thus no corresponding right of action is available to investors in the Business Combination for any material misstatement or omissions in the registration statement or this Quarterly Report. Therefore, as an investor in the Business Combination, you may be exposed to future losses, impairment charges, write-downs, write-offs or other charges, as described above, that could have a significant negative effect on Domesticated GigCapital7’s financial condition, results of operations and the share price of Domesticated Purchaser Common Stock, which could cause you to lose some or all of your investment without certain recourse against any underwriter that may be available in an underwritten public offering.

We (or Domesticated GigCapital7) will not have any right to make damage claims against Hadron Energy for the breach of any representation, warranty or covenant made by Hadron Energy in the Business Combination Agreement.

The Business Combination Agreement provides that all of the representations, warranties and covenants of the parties contained therein shall not survive the Closing, except for those covenants that by their terms expressly apply in whole or in part after the Closing and then only with respect to breaches occurring after Closing. As a result, we (or Domesticated GigCapital7) will have no remedy available to it if the Business Combination is consummated and it is later revealed that there was a breach of any of the representations, warranties and covenants made by Hadron Energy at the time of the Business Combination.

Our shareholders will experience dilution due to the issuance of shares of Domesticated Purchaser Common Stock and securities convertible into the shares of Domesticated Purchaser Common Stock to the Hadron Energy stockholders as consideration in the Business Combination.

Our shareholders will experience immediate dilution as a consequence of the issuance of shares of Domesticated Purchaser Common Stock to the Hadron Energy stockholders as consideration in the Business Combination. Currently, our Public Shareholders

and our Sponsor own 60% and 30.32% of the issued and outstanding ordinary shares, respectively. Based on Hadron Energy’s and our current capitalization, (i) under the Maximum Redemption Scenario as described in our joint prospectus/proxy statement filed with the SEC in a registration statement on Form S-4 on November 12, 2025, it is expected that immediately after the consummation of the Business Combination, our Public Shareholders will hold no shares of Domesticated Purchaser Common Stock, and our Sponsor will hold 10,107,246 shares of Domesticated Purchaser Common Stock. The former Hadron Energy stockholders (including Hadron option holders) will hold an aggregate of 100,000,000 shares of Domesticated Purchaser Common Stock (assuming (i) there is no aggregate indebtedness of Hadron Energy as of immediately prior to the Effective Time (subject to certain exceptions).

The following table illustrates varying ownership levels of Domesticated GigCapital7 immediately following the Business Combination on a fully diluted basis(1):

	Ownership of Domesticated GigCapital7
	No Redemption(2)		25% Redemptions(3)		50% Redemptions(4)		75% Redemptions(5)		Maximum Contractual Redemptions(6)
	Shares	%	Shares	%	Shares	%	Shares	%	Shares	%
GigCapital7 Public Shareholders	20,000,000	12.74%	15,000,000	9.86%	10,000,000	6.80%	5,000,000	3.52%	0	0%
GigCapital7 Warrant holders	23,719,000	15.1%	23,719,000	15.60%	23,719,000	16.13%	23,719,000	16.70%	23,719,000	17.07%
Initial Shareholders		8.49%		8,77%		9.07%		9.38%		9.60%
Hadron Energy Securityholders(7)	100,000,000	63.67%	100,000,000	65.77%	100,000,000	68.00%	100,000,000	70.40%	100,000,000	71.97%
PIPE Investors	0	0%	0	0%	0	0%	0	0%	1,888,575	1.36%
Total(8)	157,052,333	100.0%	152,052,333	100.0%	147,052,333	100.0%	142,052,333	100.0%	138,940,908	100.0%

____________

(1)
This table reflects the 20,000,000 shares underlying the public warrants and the 3,719,000 shares underlying the private placement warrants and 10,000,000 shares of Domesticated GigCapital7 that will be issuable upon the exercise of stock options that will be issued in exchange for stock options of Hadron Energy (the “Hadron Options”). We and Domesticated GigCapital7 are permitted to borrow funds from our Sponsor pursuant to working capital loans (the “Working Capital Loan”) to cover ongoing expenses related to our operations and the consummation of the business combination and to finance transaction costs associated with the business combination. Up to $1,500,000 of such Working Capital Loan may be convertible into up to 1,500,000 private placement warrants of Domesticated GigCapital7 at a price of $1.00 per warrant upon Closing, which could result in additional dilution to the Public Shareholders. However, as of the date of this table, no amounts are outstanding under these arrangements, and therefore, no related dilution is reflected herein.
(2)
Assumes that no Public Shareholders exercise redemption rights with respect to their Class A ordinary shares for a pro rata share of the funds in the Trust Account.
(3)
Assumes that 25% of maximum contractual redeemable shares, or 5,000,000 public shares, will be redeemed by Public Shareholders for an aggregate payment of approximately $52,950,000 based on a redemption price of approximately $10.59 per share.
(4)
Assumes that 50% of maximum contractual redeemable shares, or 10,000,000 public shares, will be redeemed by Public Shareholders for an aggregate payment of approximately $105,900,000 million based on a redemption price of approximately $10.59 per share.
(5)
Assumes that 75% of maximum contractual redeemable shares, or 15,000,000 public shares, will be redeemed by Public Shareholders for an aggregate payment of approximately $158,850,000 million based on a redemption price of approximately $10.59 per share.
(6)
The maximum contractual redemptions scenario assumes that 20,000,000 public shares are redeemed for aggregate redemption payments of $211,800,000 million, assuming a $10.59 per share redemption price. The Business Combination Agreement contains two conditions to the Closing which are that, after giving effect to the transactions contemplated hereby (including any PIPE financing) (i) we shall have at least $5,000,001 of net tangible assets, and (ii) the Available Closing SPAC Cash (as such term is defined in the Business Combination Agreement) shall not be less than $20,000,000. The “maximum contractual redemptions scenario” represents the maximum number of public shares that may be redeemed while satisfying the conditions mentioned above. The maximum contractual redemptions scenario assumes the PIPE financing will be for $20,000,009 at a price of $10.59 per share and that 100% of the public shares can be redeemed as long as the PIPE financing meets the two conditions set out above.
(7)
The figures presented assume that 10,000,000 Domesticated GigCapital7 Shares have been allocated for exercise of the Hadron Options and have been included in the chart above.
(8)
Figures presented on a fully-diluted basis to include the dilutive effect of public warrants, private placement warrants, and Hadron Options.

Based upon historical interest earnings on the funds held in the Trust Account, and after assessing likely future interest rates and the interest earnings that will be generated on the funds held in the Trust Account, the Board at the time of entry into the Business Combination Agreement established a formula in the Business Combination Agreement for purposes of determining the number of shares of Domesticated Purchaser Common Stock to be issued to Hadron Energy securityholders as consideration for the Business Combination that was based upon a hypothetical but approximately likely redemption price at Closing of $10.59. The actual redemption price for any lawfully submitted redemption requests will be determined at the time of Closing, and the forgoing is merely an estimate at this time.

In addition to the changes in percentage ownership depicted above, variation in the levels of redemptions will impact the dilutive effect of certain equity issuances related to the Business Combination, which would not otherwise be present in an underwritten public offering. Increasing levels of redemptions will increase the dilutive effect of these issuances on non-redeeming holders of the public shares.

Subsequent to the consummation of the Business Combination, Domesticated GigCapital7 may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on Domesticated GigCapital7’s financial condition, results of operations and stock price, which could cause you to lose some or all of your investment.

Although we have conducted due diligence on Hadron Energy, we cannot assure you that this diligence revealed all material issues that may be present in Hadron Energy, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of our or Domesticated GigCapital7’s control will not later arise. As a result, Domesticated GigCapital7 may be forced to later write down or write-off assets, restructure its operations, or incur impairment or other charges that could result in losses. Even if due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on liquidity, the fact that Domesticated GigCapital7 reports charges of this nature could contribute to negative market perceptions about Domesticated GigCapital7 or its securities. In addition, charges of this nature may cause Domesticated GigCapital7 to violate net worth or other covenants to which it may be subject. Accordingly, any of our shareholders who chooses to remain a stockholder of Domesticated GigCapital7 following the Business Combination could suffer a reduction in the value of their shares.

Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation relating to the Business Combination contained an actionable material misstatement or material omission.

There can be no assurance that the Domesticated Purchaser Common Stock and Domesticated GigCapital7 warrants issued in connection with the Business Combination will be approved for listing on Nasdaq following the Closing.

We intend to apply to list the Domesticated Purchaser Common Stock and Domesticated GigCapital7 warrants on Nasdaq under the proposed symbols “HDRN” and “HDRNW”, respectively, upon the Closing. Pursuant to the terms of the Business Combination Agreement, as a closing condition (subject to certain exceptions), we are required to cause the Domesticated Purchaser Common Stock issued in connection with the Business Combination to be approved for listing on Nasdaq, but there can be no assurance that such listing condition will be met. If such listing condition is not met, the Business Combination will not be consummated unless the listing condition is waived by the parties to the Business Combination Agreement. It is important for you to know that, at the time of our extraordinary general meeting, we may not have received from Nasdaq either confirmation of the listing of the Domesticated Purchaser Common Stock and Domesticated Purchaser warrants or that approval will be obtained prior to the consummation of the Business Combination, and it is possible that the listing condition to the consummation of the Business Combination may be waived by the parties to the Business Combination Agreement. As a result, you may be asked to vote to approve the Business Combination and the other proposals included in pour joint prospectus/proxy statement without such confirmation, and, further, it is possible that such confirmation may never be received and the Business Combination could still be consummated if such condition is waived or is subject to an exception and therefore the Domesticated GigCapital7 securities would not be listed on any nationally recognized securities exchange.

There is substantial doubt about our ability to continue as a going concern.

As of September 30, 2025, we had $405,404 in our operating bank account, and a working deficit of $561,564. Further, we have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. If we are unable to raise additional funds to alleviate liquidity needs and complete the Business Combination or another initial business combination by May 28, 2026 (or if such date is extended at a duly called meeting of our shareholders, such later date), then we will be forced to, as promptly as reasonably possible but not more than ten (10) business days thereafter, redeem the public shares for a pro rata portion of the funds held in the trust account, subject to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, the warrants may be worthless. Our liquidity condition raises substantial doubt about our ability to continue as a going concern. The financial statements of us contained elsewhere in this Quarterly Report do not include any adjustments that might result from our inability to continue as a going concern.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.59 per share.

Based upon historical interest earnings on the funds held in the Trust Account, and after assessing likely future interest rates and the interest earnings that will be generated on the funds held in the Trust Account, the Board at the time of entry into the Business Combination Agreement established a formula in the Business Combination Agreement for purposes of determining the number of shares to be issued to Hadron Energy securityholders as consideration for the Business Combination that was based upon a hypothetical but approximately likely redemption price at Closing of $10.59 per share. The actual redemption price for any lawfully submitted redemption requests will be determined at the time of Closing, and the forgoing is merely an estimate at this time.

Our placing of funds in the Trust Account may not protect those funds from third party claims against us. Although we seek to have all vendors, service providers, prospective target businesses and other entities with which it does business execute agreements waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of the Public Shareholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will consider whether competitive alternatives are reasonably available to it and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of us under the circumstances.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third‑party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of the public shares, if we are unable to complete the Business Combination or another initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with the Business Combination or another initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten (10) years following redemption. Accordingly, the per-share redemption amount received by Public Shareholders could be less than the $10.00 per public share initially held in the Trust Account, due to claims of such creditors. Pursuant to the Letter Agreement, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us (except for its independent auditors), or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per public share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity obligations to the IPO’s underwriters for certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor has it independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Sponsor’s only assets are securities in us. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for the Business Combination or another initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete the Business Combination or another initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify it for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to the Public Shareholders.

In the event that the proceeds in the Trust Account are reduced below the lesser of: (i) $10.00 per public share; and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account is less than $10.00 per share due to reductions in the value of the trust assets, in each case less taxes payable, and our Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce our Sponsor’s indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our Public Shareholders may be reduced below $10.00 per share.

We may not have sufficient funds to satisfy indemnification claims of our directors and officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the Trust Account and to not seek recourse against the Trust Account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if: (i) we have sufficient funds outside of the Trust Account; or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duties. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

If, before distributing the proceeds in the Trust Account to our Public Shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the Trust Account to the Public Shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against it that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the Trust Account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, after we distribute the proceeds in the Trust Account to our Public Shareholders, it files a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against it that is not dismissed, a bankruptcy or insolvency court may seek to recover such proceeds, and the members of our Board may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members our Board and us to claims of punitive damages.

If, after we distributes the proceeds in the Trust Account to our Public Shareholders, it files a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against it that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance”. As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. In addition, the Board may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and the Company to claims of punitive damages, by paying Public Shareholders from the Trust Account prior to addressing the claims of creditors.

The SEC has recently issued final rules to regulate special purpose acquisition companies. Certain of the procedures that we may determine to undertake in connection with such rules may increase our costs and the time needed to complete the Business Combination or any other initial business combination and may constrain the circumstances under which we could complete the Business Combination, or any other initial business combination.

On January 24, 2024, the SEC issued final rules (the “2024 SPAC Rules”), effective as of July 1, 2024, that formally adopted some of the SEC’s proposed rules for special purpose acquisition companies (“SPACs”) that were released on March 30, 2022. The 2024 SPAC Rules, among other items, impose additional disclosure requirements for business combination transactions between SPACs such as us and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings; increase the potential liability of certain participants in proposed business combination transactions; and could impact the extent to which SPACs could become subject to regulation under the Investment Company Act. The 2024 SPAC Rules may materially adversely affect our business, including our ability to complete, and the costs associated with, the Business Combination, or any other initial business combination, and results of operations.

Certain of the procedures that we may determine to undertake in connection with the 2024 SPAC Rules, or pursuant to the SEC’s views expressed in the 2024 SPAC Rules, may increase the costs and time of completing the Business Combination, or any other initial business combination, and may make it more difficult to complete such transaction.

There is a risk that the 1% U.S. federal excise tax may be imposed on us in connection with redemptions of public shares.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which, among other things, generally imposes a 1% U.S. federal excise tax (the “Excise Tax”) on certain repurchases of stock by “covered corporations” (which include publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign (i.e., non-U.S.) corporations) occurring on or after January 1, 2023. The Excise Tax is imposed on the repurchasing corporation itself, not the corporation's stockholders from which the stock is repurchased. The amount of the Excise Tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the Excise Tax. The U.S. Department of the Treasury (the “Treasury”) has authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the Excise Tax. On April 12, 2024, the Treasury published proposed Treasury Regulations clarifying many aspects of the Excise Tax, including that where a non-U.S. corporation transfers its assets or is treated as transferring its assets to a U.S. corporation in a reorganization under Section 368(a)(1)(F) of the Internal Revenue Code of 1986, as amended, the corporation is not treated as a U.S. corporation until the day after the reorganization. The interpretation and operation of certain other aspects of the Excise Tax remain unclear. Although these proposed Treasury Regulations are not final, taxpayers generally may rely on them until final Treasury regulations are issued. However, there can be no assurance that final Treasury Regulations will not adversely affect the accuracy of the below description of the Excise Tax considerations that may be applicable.

Based on the expected structure of the Business Combination with Hadron Energy, we expect to redeem the public shares prior to the time we are treated as a U.S. corporation for purposes of the Excise Tax under current proposed Treasury Regulations, and thus we currently do not expect that we would be a covered corporation subject to the Excise Tax with respect to any redemptions of public shares in connection with the Business Combination that are treated as repurchases for this purpose. It is possible, however, that final Treasury Regulations or other forthcoming guidance is issued that would nevertheless treat us as a covered corporation or otherwise impose the Excise Tax on us with respect to redemptions of our stock in connection with the Business Combination with Hadron Energy.

If we were to be treated as a covered corporation for purposes of the redemption of public shares in connection with the Business Combination or otherwise, whether and to what extent we would be subject to the Excise Tax on a redemption of public shares would depend on a number of factors, including (i) whether the redemption is treated as a repurchase of stock for purposes of the Excise Tax, (ii) the fair market value of the redemption treated as a repurchase of stock, (iii) the nature and amount of stock to be issued in connection with the Business Combination and the nature and amount of the PIPE Financing or any other equity issuances (whether in connection with the Business Combination or otherwise) issued within the same taxable year of a redemption treated as a repurchase of stock, and (iv) the content of forthcoming final and additional proposed Treasury Regulations and other guidance from the Treasury.

As noted above, the Excise Tax would be payable by the repurchasing corporation, and not by the redeeming holder. If we were to be treated as a covered corporation for purposes of the redemption of public shares in connection with the Business Combination or otherwise, the per-share redemption amount payable from the Trust Account (including any interest earned on the funds held in the Trust Account) to Public Shareholders in connection with a redemption of public shares is not expected to be reduced by any Excise Tax imposed on us. The imposition of the Excise Tax on us could, however, cause a reduction in the cash available on hand to complete the Business Combination and may affect our ability to complete any business combination or fund future operations.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete the Business Combination or another initial business combination or force us to abandon our efforts to complete an initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

• restrictions on the nature of our investments; and

• restrictions on the issuance of securities, each of which may make it difficult for us to complete the Business Combination, or any other initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

• registration as an investment company with the SEC;

• adoption of a specific form of corporate structure; and

• reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are not subject to.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business is to identify and complete an initial business combination, such as the Business Combination, and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

In 2024, the SEC provided guidance that the determination of whether a SPAC, like us, is an “investment company” under the Investment Company Act is a facts and circumstances determination requiring individualized analysis and depends on a variety of factors, including a SPAC’s duration, asset composition, business purpose and activities. When applying these factors to us and our operations we do not believe that our principal activities will subject us to the Investment Company Act. To this end, we were formed for the purpose of completing an initial business combination with one or more businesses, such as the Business Combination with Hadron Energy. Since our inception, our business has been and will continue to be focused on identifying and completing the Business Combination with Hadron Energy, or another initial business combination, and thereafter, operating the post-transaction business or assets for the long term. Further, we do not plan to buy businesses or assets with a view to resale or profit from their resale and we do not plan to buy unrelated businesses or assets or to be a passive investor. In addition, the proceeds held in the Trust Account were invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. By restricting the investment of the proceeds in this manner, and by focusing our directors’ and officers’ time toward, and operating our business for the purpose of, acquiring and growing businesses for the long term (rather than buying and selling businesses in the manner of a merchant bank or private equity fund or investing in assets for the purpose of achieving investment returns on such assets), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Further, investing in our securities is not intended for persons who are seeking a return on investments in government securities or investment securities. Instead, the Trust Account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend the Cayman Constitutional Documents (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination within the completion window, our return of the funds held in the Trust Account to our Public Shareholders as part of our redemption of the public shares. If we do not invest the proceeds as described above, we may be deemed to be subject to the Investment Company Act.

If we were deemed to be an investment company for purposes of the Investment Company Act, we would need to register as such under the Investment Company Act and compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete the Business Combination or any other initial business combination. We may also be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate the Trust Account. In which case, our investors would not be able to realize the potential benefits of owning shares in a successor operating business, including the potential appreciation in the value of our securities following such a transaction, and our Warrants would expire worthless. Further, under the subjective test of a “investment company” pursuant to Section 3(a)(1)(A) of the Investment Company Act, even if the funds deposited in the Trust Account were invested in the assets discussed above, there is a risk that we could be deemed an investment company and subject to the Investment Company Act based on the length of time such funds are invested in such assets.

We may not be able to complete the Business Combination, or another initial business combination, since such initial business combination may be subject to regulatory review and approval requirements, or may be ultimately prohibited.

The Business Combination or another initial business combination may be subject to regulatory review and approval requirements by governmental entities, or ultimately prohibited. For example, the Committee on Foreign Investment in the United States ( “CFIUS”) has authority to review direct or indirect foreign investments in U.S. businesses. Among other things, CFIUS is empowered to require parties to certain transactions subject to CFIUS jurisdiction to make mandatory filings, to charge filing fees related to CFIUS filings (voluntary or mandatory), and to self-initiate national security reviews of foreign direct and indirect investments in U.S. businesses if the parties to the transaction choose not to file voluntarily. In the case that CFIUS determines an investment to present risks to U.S. national security, CFIUS has the power to require mitigation measures with respect to the transaction or recommend that the President of the United States block the transaction if the parties do not voluntarily abandon it. Whether CFIUS has jurisdiction to review an acquisition or investment transaction depends on - among other factors - the nature and structure of the transaction, including the level of beneficial ownership interest and the nature of any information or governance rights involved. For example, investments that result in “control” of a U.S. business by a foreign person always are subject to CFIUS jurisdiction. CFIUS’s expanded jurisdiction under the Foreign Investment Risk Review Modernization Act of 2018 and its implementing regulations that became effective on February 13, 2020, further includes investments that do not result in control of a U.S. business by a foreign person but afford foreign investors certain information or governance rights in certain U.S. businesses that have a nexus to “critical technologies”, “critical infrastructure” and/or “sensitive personal data”.

The majority of the economic interests in our Sponsor are owned by U.S. citizens. Our Sponsor is exclusively controlled by Drs. Katz and Dinu, each of whom is a U.S. citizen and our Sponsor’s managing members. Accordingly, we do not believe that our Sponsor is a “foreign person” as defined in the CFIUS regulations. We are organized in the Cayman Islands and may be deemed a foreign person by CFIUS. It is also possible that non-U.S. persons could be involved in the Business Combination or another initial business combination (e.g., as existing shareholders of a target company or as PIPE investors), which may increase the risk that our initial business combination becomes subject to regulatory review, including review by CFIUS. As such, an initial business combination with a U.S. business or foreign business with U.S. subsidiaries that we may wish to pursue may be subject to CFIUS review. If a particular proposed initial business combination with a U.S. business falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit to CFIUS review on a voluntary basis, or to proceed with the transaction without submitting to CFIUS and risk CFIUS intervention, before or after closing the transaction. CFIUS may decide to block or delay our proposed initial business combination, require mitigation measures with respect to such initial business combination or request the President of the United States to order us to divest all or a portion of the U.S. target business of our initial business combination that we acquired without first obtaining CFIUS approval. This may limit the attractiveness of, delay or prevent us from pursuing certain target companies that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited, and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have any foreign ownership issues. In addition, certain businesses may be subject to rules or regulations that limit or impose additional requirements with respect to foreign ownership.

The process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial business combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we are unable to consummate our initial business combination within the applicable time period required under our amended and restated memorandum and articles of association, including as a result of extended regulatory review of a potential initial business combination, we will, as promptly as reasonably possible but not more than ten (10) Business Days thereafter, redeem the public shares for a pro rata portion of the funds held in the Trust Account, subject to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, our shareholders will miss the opportunity to benefit from an investment in a target company and the appreciation in value of such investment. Additionally, our warrants may be worthless.

Our Letter Agreement with our Sponsor and our officers and directors may be amended without shareholder approval.

Our Letter Agreement with our Sponsor and our officers and directors contains provisions relating to transfer restrictions of the Founder Shares and private placement warrants, indemnification of the Trust Account, waiver of redemption rights and participation in liquidating distributions from the Trust Account. The Letter Agreement may be amended without shareholder approval. While we do not expect the Board to approve any amendments to the Letter Agreement prior to our initial business combination, it may be possible that the Board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to the Letter Agreement. Any such amendments to the Letter Agreement would not require approval from our shareholders and may have an adverse effect on the value of an investment in our securities. Concurrently with the execution of the Business Combination Agreement, we entered into the Sponsor Support Agreement with our Sponsor and Hadron Energy, pursuant to which our Sponsor agreed to vote its shares in favor of all proposals being presented at the extraordinary general meeting. Amendment of the Sponsor Support Agreement would require approval from us, Hadron Energy and our Sponsor, but would not require approval from our shareholders.

If you or a “group” of shareholders are deemed to hold in excess of 15% of the public shares, you may lose the ability to redeem all such shares in excess of 15% of our public shares.

The Cayman Constitutional Documents provide that a Public Shareholder, together with any affiliate of such shareholder or any other Person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its public shares with respect to more than an aggregate of 15% of the public shares, which we refer to as the “Excess Shares”, without our prior consent. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete the Business Combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete the Business Combination. And as a result, you will continue to hold that number of public shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or public warrants, potentially at a loss.

Our Public Shareholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those public shares that such shareholder properly elected to redeem, subject to the limitations and on the conditions described herein; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our Cayman Constitutional Documents (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by May 28, 2026 (or if such date is extended at a duly called meeting of the our shareholders, such later date) or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity; and (iii) the redemption of our public shares if we are unable to complete an initial business combination by May 28, 2026 (or if such date is extended at a duly called meeting of the our shareholders, such later date), subject to applicable law and as further described herein. In no other circumstances will Public Shareholders have any right or interest of any kind in the Trust Account. Holders of public warrants will not have any right to the proceeds held in the Trust Account with respect to the public warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or public warrants, potentially at a loss.

A Public Shareholder’s decision whether to redeem its shares for a pro rata portion of the Trust Account may not put such shareholder in a better future economic position.

The price at which a stockholder may be able to sell its shares of Domesticated Purchaser Common Stock in the future following the completion of the Business Combination (or shares received or retained in connection with any alternative business combination) is not determinable as of the date of this Quarterly Report. Certain events following the consummation of the Business Combination may cause an increase in Hadron Energy’s share price and may result in a lower value realized now than a Public Shareholder might realize in the future had the shareholder redeemed their public shares. Similarly, if a Public Shareholder does not redeem its public shares, the shareholder will bear the risk of ownership of Domesticated Purchaser Common Stock after the consummation of the Business Combination, and a stockholder may not be able to sell its Domesticated Purchaser Common Stock in the future for a greater amount than the redemption price set forth in this Quarterly Report. A Public Shareholder should consult, and rely solely upon, the shareholder’s own tax and/or financial advisor for assistance on how this may affect his, her or its individual situation.

The net cash available to Domesticated GigCapital7 from the Trust Account and the financings described in this Quarterly Report in respect of each public share that is not redeemed will be materially less than the price per share ascribed in the Business Combination Agreement to the shares of Domesticated Purchaser Common Stock to be issued to the Hadron Energy securities holders.

In recent litigation following the closing of other “DeSPAC” transactions, plaintiffs have alleged that it was a material omission for the SPAC not to have disclosed in its proxy statement/prospectus that the “net cash per public share” of the SPAC was materially below the price per share ascribed to the combined company’s shares to be issued to the target shareholders in the business combination. While such litigation has been brought against Delaware SPACs in Delaware courts (and we are a Cayman Islands exempted company), and without acknowledging the relevance of net cash per share information or the merits of any such claim, Public Shareholders should be aware that the net cash available to Domesticated GigCapital7 from the Trust Account and the financings described in this Quarterly Report in respect of each public share that is not redeemed will be materially less than the price per share ascribed in the Business Combination Agreement to the shares of Domesticated Purchaser Common Stock to be issued to Hadron Energy stockholders due to the expenses attributable to us, dilution from the 10,107,246 shares of Domesticated Purchaser Common Stock that will be issued upon conversion of the Founder Shares.

If a Public Shareholder fails to receive notice of our offer to redeem the public shares in connection with the Business Combination or fails to comply with the procedures for submitting or tendering its public shares, such public shares may not be redeemed.

Pursuant to the Cayman Constitutional Documents, a Public Shareholder may request to redeem all or a portion of its public shares for cash in connection with the completion of the Business Combination. As a Public Shareholder, you will be entitled to receive cash for any public shares to be redeemed only if you:

(a) (i) hold public shares or (ii) hold public shares through units and elect to separate your units into the underlying public shares and public warrants prior to exercising your redemption rights with respect to the public shares;

(b) submit a written request to Continental, including the legal name, phone number and address of the beneficial owner of the public shares for which redemption is requested, that we redeem all or a portion of your public shares for cash; and

(c) deliver your share certificates for public shares (if any) along with the redemption forms to Continental, physically or electronically through DTC.

Public Shareholders must complete the procedures for electing to redeem their public shares in the manner described above prior to 5:00 p.m., Eastern Time, two (2) Business Days before the initial scheduled date of the extraordinary general meeting, in order for their public shares to be redeemed. Any Public Shareholders who fail to properly elect to redeem their public shares and deliver their public shares in the manner described above will not be entitled to have her or his shares redeemed.

If we are unable to consummate the Business Combination or another initial business combination by the date required in the Cayman Constitutional Documents, the Public Shareholders may be forced to wait beyond such date before redemption from our Trust Account.

If we are unable to consummate the Business Combination or another initial business combination by the date required in the Cayman Constitutional Documents, the proceeds then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable), will be used to fund the redemption of our public shares, as further described herein. Any redemption of Public Shareholders from the Trust Account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind-up, liquidate the Trust Account and distribute such amount therein, pro rata, to our Public Shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond the end of the completion window before the redemption proceeds of our Trust Account become available to them, and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we consummate the Business Combination or another initial business combination prior thereto and only then in cases where investors have properly sought to redeem their Public Shareholders. Only upon our redemption or any liquidation will Public Shareholders be entitled to distributions if we are unable to complete the Business Combination or another initial business combination.

The consummation of the Business Combination is subject to multiple closing conditions, including minimum cash requirements and market-based conditions, any of which may make it more difficult for us to complete the Business Combination as contemplated and may result in the Business Combination not being consummated, which could adversely impact the value of our ordinary shares.

The consummation of the Business Combination is subject to a number of conditions, including those included in the Business Combination Agreement. The timing and completion of the Business Combination is not assured and is subject to risks, including the risk that approval of the Business Combination by our shareholders is not obtained and failure to obtain approval for listing of Domesticated Purchaser Common Stock on Nasdaq, in each case subject to certain terms specified in the Business Combination Agreement, or that other Closing conditions are not satisfied.

The Business Combination Agreement provides that Hadron Energy’s obligation to consummate the Business Combination is conditioned on, among other things, that as of the Closing, Hadron must retain at least $20,000,000 in cash and cash equivalents (“BCA Minimum Cash Condition”), including (a) funds remaining in the Trust Account (after reduction for the aggregate amount of payments required to be made in connection with the Redemption and any excise tax payable by us pursuant to the Business Combination Agreement) but prior to giving effect to payment of Company Transaction Costs (as defined in the Business Combination Agreement) and Purchaser Transaction Costs (as defined in the Business Combination Agreement), plus (b) the net proceeds of any PIPE Investment, plus (c) the net proceeds of any other financing, investment, or cash funding received by the Purchaser prior to or at the Closing (other than the Trust Account and PIPE Investment) (“Closing SPAC Cash”).

This condition is for the sole benefit of Hadron Energy and can be waived only by Hadron Energy. If such condition is not met, and such condition is not or cannot be waived under the terms of the Business Combination Agreement, then the Business Combination Agreement could be terminated, and the proposed Business Combination may not be consummated.

If such conditions are waived and the Business Combination is consummated with less than the BCA Minimum Cash in the Trust Account, the cash held by Hadron Energy, after the Closing may not be sufficient to allow Hadron Energy to operate and pay Hadron Energy’s bills as they become due. There can be no assurance that Hadron Energy could and would waive the BCA Minimum Cash Condition. Furthermore, as provided in the Cayman Constitutional Documents, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. If such conditions are not met, then the Business Combination Agreement could be terminated, and the proposed Business Combination would not be consummated.

In the event that the BCA Minimum Cash Condition is not met or waived, then we may not complete the Business Combination with Hadron Energy and will have limited time to seek another acquisition target, which could adversely impact the value of our Ordinary Shares.

Our affiliates are not obligated to make loans to us in the future (other than our Sponsor’s commitment to provide us loans in order to finance transaction costs in connection with a business combination). The additional exercise of redemption rights with respect to a large number of our public shareholders may make us unable to take such actions as may be desirable in order to optimize the capital structure of Hadron Energy after consummation of the Business Combination and we may not be able to raise additional financing from unaffiliated parties necessary to fund the combined company’s expenses and liabilities after the Closing. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time.

If we do not complete the Business Combination, we could be subject to various risks, including:

• the parties may be liable for damages to one another under certain circumstances pursuant to the terms and conditions of the Business Combination Agreement;

• negative reactions from the financial markets, including declines in the price of the Class A ordinary shares due to the fact that current prices may reflect a market assumption that the Business Combination will be completed;

• the attention of our management will have been diverted to the Business Combination rather than the pursuit of other opportunities in respect of an initial business combination; and

• each of these risks could adversely impact the value of GigCapital7 Ordinary Shares.

The exercise of our management’s discretion in agreeing to changes or waivers in the terms of the Business Combination may result in a conflict of interest when determining whether such changes to the terms of the Business Combination or waivers of conditions are appropriate and in the our shareholders’ best interest.

In the period leading up to the Closing, events may occur that may require us to agree to amend the Business Combination Agreement, to consent to certain actions taken by Hadron Energy, or to waive rights that we are is entitled to under the Business Combination Agreement. Such events could arise because of changes in the course of Hadron Energy’s business, a request by Hadron Energy to undertake actions that would otherwise be prohibited by the terms of the Business Combination Agreement, or the occurrence of other events that would have a material adverse effect on Hadron Energy’s business. In any of such circumstances, it would be at our discretion, acting through our Board, to grant its consent or waive those rights. The existence of financial and personal interests of one or more of the directors described in the preceding risk factors may result in a conflict of interest on the part of such director(s) between what he or she or they may believe is best for us and our shareholders and what he or she or they may believe is best for himself, herself or themselves in determining whether or not to take the requested action. As of the date of this Quarterly Report, we do not believe there will be any changes or waivers that our management would be likely to make after shareholder approval has been obtained. While certain changes could be made without further approval of our shareholders, we will circulate a new or amended proxy statement/prospectus and re-solicit our shareholders if changes to the terms of the transaction that would have a material impact on our shareholders are required prior to the vote on the Business Combination Proposal.

We are an emerging growth company (“EGC”) within the meaning of the Securities Act and a smaller reporting company within the meaning of the Exchange Act, and if we take advantage of certain exemptions from disclosure requirements available to “emerging growth companies” or “smaller reporting companies,” this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an EGC within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not EGCs including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our Annual Report on Form 10-K, registration statements and proxy statements, and exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements. As a result, our stockholders may not have access to certain information they may deem important. We will remain an EGC until the earliest of (i) the last day of the fiscal year following the fifth anniversary of the consummation of the IPO, (ii) the last day of the fiscal year in which we have total annual gross revenue of at least $1.235 billion, (iii) the last day of the fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of the Company common stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year, or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Further, Section 102(b)(1) of the JOBS Act exempts EGCs from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-EGCs but any such election to opt out is irrevocable. We intend to take advantage of the benefits of this extended transition period.

Even after we no longer qualify as an EGC, we may still qualify as a “smaller reporting company,” which would allow us to continue to take advantage of many of the same exemptions from disclosure requirements, including reduced disclosure obligations regarding executive compensation in our Annual Reports on Form 10-K, registration statements and proxy statements. Moreover, smaller reporting companies may choose to present only the two most recent fiscal years of audited financial statements in their Annual Reports on Form 10-K. For so long as we are a smaller reporting company and not classified as an “accelerated filer” or “large accelerated filer” pursuant to SEC rules, we will be exempt from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act.

We cannot predict whether investors will find our securities less attractive because we rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities, and the trading prices of our securities may be more volatile.

We may be targeted by securities class action and derivative lawsuits that could result in substantial costs and may delay or prevent the Business Combination from being completed.

Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into business combination agreements. Even if the lawsuits are without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on our liquidity and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Business Combination, then that injunction may delay or prevent the Business Combination from being completed, or from being completed within the expected timeframe, which may adversely affect our and Hadron Energy’s respective businesses, financial condition and results of operation.

Our shareholders may be held liable for claims by third parties against us upon redemption of their shares to the extent of distributions received by them.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it were proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and us to claims, by paying Public Shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against it for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offense and may be liable to a fine and to imprisonment for five years in the Cayman Islands.

The terms of our warrants may be amended in a manner that may be adverse to holders with the approval by the holders of at least 50% of the then outstanding public warrants.

Our warrants were issued pursuant to the Warrant Agreement between Continental, as warrant agent, and us. The Warrant Agreement provides that the terms of our warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision but requires the approval by the holders of at least 50% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of the public warrants. Accordingly, the terms of the public warrants may be amended in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment. We or Domesticated GigCapital7 may amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants to effect any change thereto, including to increase the exercise price of the warrants, shorten the exercise period or decrease the number of shares in us or Domesticated GigCapital7 purchasable upon exercise of a warrant.

The Warrant Agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes.

The Warrant Agreement provides that, subject to applicable law: (i) any action, proceeding or claim against us arising out of or relating in any way to the Warrant Agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York; and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum. There is uncertainty as to whether courts will enforce the exclusive forum provisions in the Warrant Agreement. In that regard, Section 22 of the Securities Act provides that federal and state courts have concurrent jurisdiction over lawsuits brought under the Securities Act or the rules and regulations thereunder. To the extent the exclusive federal forum provision for causes of action arising under the Securities Act restricts the courts in which claims arising under the Securities Act may be brought, there is uncertainty as to whether a court would enforce such a provision. Shareholders cannot waive compliance with the federal securities laws and the rules and regulations thereunder.

Notwithstanding the foregoing, these provisions of the Warrant Agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in the Warrant Agreement. If any action, the subject matter of which is within the scope the forum provisions of the Warrant Agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder. This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us, which may discourage such lawsuits. Alternatively, if a court were to find this provision of the Warrant Agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

A provision of the Warrant Agreement may make it more difficult for us to consummate the Business Combination.

If: (x) we issue additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Board and, in the case of any such issuance to our Sponsor or its affiliates, without taking into account any Founder Shares held by our Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 65% of the total equity proceeds (including from such issuances and the IPO), and interest thereon, available for the funding of the Business Combination on the date of the consummation of the Business Combination (net of redemptions) and (z) the volume weighted average trading price of our Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which we consummate the Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of our warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of (i) the Market Value or (ii) the Newly Issued Price.

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

Risks Related to the Adjournment Proposal

If the Adjournment Proposal is not approved, and a quorum is present but an insufficient number of votes have been obtained to approve the Business Combination Proposal, the Board will not have the ability to adjourn the extraordinary general meeting to a later date in circumstances where such adjournment is necessary to permit the Business Combination to be approved.

If, at the extraordinary general meeting, the Board determines that it would be in our best interests to adjourn the extraordinary general meeting to give us more time to consummate the Business Combination for whatever reason (such as if the Business Combination Proposal is not approved, or if additional time is needed to fulfill other closing conditions), the Board will seek approval to adjourn the extraordinary general meeting to a later date or dates. If the Adjournment Proposal is not approved, and a quorum is present but an insufficient number of votes have been obtained to approve the Business Combination Proposal, the Board will not have the ability to adjourn the extraordinary general meeting to a later date in order to solicit further votes or take other steps to cause the conditions to the Business Combination to be satisfied. In such event, the Business Combination would not be completed.

Risks Related to the Domestication and the Business Combination

The Domestication may result in adverse tax consequences for holders of our Class A ordinary shares and our warrants.

The Domestication should qualify as a reorganization within the meaning of Section 368(a)(1)(F) of the Code, i.e., an F Reorganization. If the Domestication fails to qualify as an F Reorganization, a U.S. Holder of our Class A ordinary shares or our warrants generally would recognize gain or loss with respect to our Class A ordinary shares or our warrants in an amount equal to the difference, if any, between the fair market value of the corresponding Domesticated Purchaser Common Stock or Domesticated GigCapital7 warrants received in the Domestication and the U.S. Holder’s adjusted tax basis in our Class A ordinary shares or our warrants surrendered. Additionally, Non-U.S. Holders may become subject to withholding tax on any amounts treated as dividends paid on Domesticated Purchaser Common Stock after the Domestication.

Assuming that the Domestication qualifies as an F Reorganization, subject to the PFIC rules discussed below, U.S. Holders generally will be subject to Section 367(b) of the Code in connection with the Domestication, and, as a result:

• a U.S. Holder who is a 10% U.S. Shareholder on the date of the Domestication generally will be required to include in income as a deemed dividend deemed paid by us the “all earnings and profits amount” (as defined in the Treasury Regulations under Section 367 of the Code) attributable to the Class A ordinary shares held directly by such U.S. Holder;

• a U.S. Holder whose Class A ordinary shares have a fair market value of $50,000 or more on the date of the Domestication and who, on the date of the Domestication, is not a 10% U.S. Shareholder generally will recognize gain (but not loss) with respect to its GigCapital7 Class A ordinary shares as if such U.S. Holder exchanged its Class A ordinary shares for Domesticated Purchaser Common Stock in a taxable transaction, unless such U.S. Holder elects in accordance with applicable Treasury Regulations to include in income as a deemed dividend deemed paid by us the “all earnings and profits” amount (as defined in the Treasury Regulations under Section 367 of the Code) attributable to such U.S. Holder’s Class A ordinary shares; and

• a U.S. Holder whose Class A ordinary shares have a fair market value of less than $50,000 on the date of the Domestication and who, on the date of the Domestication, is not a 10% U.S. Shareholder, generally will not recognize any gain or loss or include any part of our earnings and profits in income under Section 367 of the Code in connection with the Domestication.

Additionally, even if the Domestication qualifies as an F Reorganization, proposed Treasury Regulations promulgated under Section 1291(f) of the Code and certain other Passive Foreign Investment Company (“PFIC”) rules (which have retroactive effective dates) generally require that a U.S. person who disposes of stock of a PFIC (including for this purpose, under a proposed Treasury Regulation that generally treats an “option” to acquire the stock of a PFIC as stock of the PFIC, exchanging our warrants for Domesticated GigCapital7 warrants in the Domestication) must recognize gain equal to the excess of the fair market value of such PFIC stock over its adjusted tax basis, notwithstanding any other provision of the Code. We believe that it is likely classified as a PFIC for U.S. federal income tax purposes. As a result, these proposed Treasury Regulations, if finalized in their current form, would generally require a U.S. Holder of our Class A ordinary shares to recognize gain under the PFIC rules on the exchange of our Class A ordinary shares for Domesticated Purchaser Common Stock pursuant to the Domestication unless such U.S. Holder has made certain tax elections with respect to such U.S. Holder’s Class A ordinary shares. In addition, the proposed Treasury Regulations provide coordinating rules with other sections of the Code, including Section 367(b), which affect the manner in which the rules under such other sections apply to transfers of PFIC stock. These proposed Treasury Regulations, if finalized in their current form, would also apply to a U.S. Holder who exchanges our warrants for Domesticated GigCapital7 warrants; under current law, however, the elections mentioned above do not apply to our warrants. Any gain recognized from the application of the PFIC rules described above would be taxable income with no corresponding receipt of cash. The tax on any such gain would be imposed at the rate applicable to ordinary income and an interest charge would apply based on complex rules designed to offset the tax deferral to such U.S. Holder on the undistributed earnings, if any, of us. It is not possible to determine at this time whether, in what form, and with what effective date, final Treasury Regulations under Section 1291(f) of the Code may be adopted or how any such Treasury Regulations would apply.

Risks Related to Hadron Energy’s Business and Industry

The terms “we”, “our” and “us” in this subsection and subsequent subsections that pertain to Hadron Energy refer to Hadron Energy.

We incurred losses and have not generated any revenue since our inception. We anticipate that we will continue to incur losses, and expect that we will not generate revenue, for the foreseeable future, at least until our reactors become commercially viable, which may never occur.

We have incurred operating losses since our inception, including net losses of $6,949,612 for the six months ended June 30, 2025 and $593,556 for the period from July 8, 2024 (date of inception) through December 31, 2024. At June 30, 2025, the Company had cash of $590,320 and a stockholders’ deficit of $6,980,142; and for the six months ended June 30, 2025, negative cash flows from operations of $644,133. Since inception, the Company has incurred and expects to continue to incur net losses and negative operating cash flow. We are still in our early stages of development and expect to continue to incur significant expenses, operating losses, and negative operating cash flows for the foreseeable future due to increase in expenses from historical levels because of additional costs and expenses related to the development of technology and factory and the development of market and strategic relationships with other businesses. To date, we have not generated any revenue. We do not expect to generate any revenue unless and until we are able to commercialize our reactors and/or other lines of business. As we have incurred losses and experienced negative operating cash flows since our inception, and accordingly we have undertaken equity financing from investors to satisfy our funding needs; however, we may not raise adequate funding to offset our expenses and losses. Moreover, we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that may adversely affect our business. The magnitude of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate and grow revenue. We cannot predict the outcome of the actions to generate liquidity to fund our operations, whether such actions would generate the expected liquidity to fund our operations as currently planned or whether the costs of such actions will be available on reasonable terms or at all. Our continued solvency is dependent upon our ability to obtain additional working capital to complete our reactor development, to successfully market our reactors and to achieve commerciality for our reactors. Our prior losses and expected future losses have had and may continue to have adverse effects on our stockholders’ equity (deficit) and working capital and may lead to the failure of our business.

We are an early-stage company and our limited operating history makes it difficult to evaluate our future prospects and the risks and challenges we may encounter.

We are an early-stage company with limited operating history in a rapidly evolving industry and we are still building our complete operational team. The markets for nuclear reactor design, nuclear reactor production, nuclear fuel design, nuclear fuel supply, and services related to any or all of the foregoing business may not continue to develop in a manner that we expect or that otherwise would be favorable to our business. As a result of our limited operating history and ongoing changes in our new and evolving industry, including evolving demand for our products and services and the potential development of technologies that may prove more efficient or effective for our intended use cases, our ability to forecast our future results of operations and plan for future growth is limited and subject to uncertainties. We have encountered and expect to continue to encounter risks and uncertainties frequently experienced by companies in rapidly evolving industries, such as the risks and uncertainties described in this Quarterly Report. Accordingly, we may be unable to prepare accurate internal financial forecasts or replace anticipated revenue that we do not receive as a result of delays, changed circumstances, or changed market conditions arising from these factors, and our results of operations in future reporting periods may be below the expectations of investors or analysts. If we do not address these risks successfully, our results of operations could differ materially from our estimates or the expectations of investors or analysts, causing our business to suffer and our ordinary shares price to decline.

Uncertain global macro-economic and political conditions could materially adversely affect our results of operations and financial condition.

Our results of operations are materially affected by economic and political conditions in the U.S. and internationally, including inflation, deflation, interest rates, availability of capital, energy and commodity prices, trade laws and the effects of governmental initiatives to manage economic conditions. Current or potential customers may delay or decrease spending on our products and services as their business and budgets are impacted by economic conditions. The inability of current and potential customers to pay us for our products and services may adversely affect our earnings and cash flows.

Ongoing national and global supply chain disruptions have increasingly affected both the availability and cost of raw materials, component manufacturing and deliveries. These disruptions may result in delays in equipment deliveries and cost escalations that could adversely affect our business. Future supply chain disruptions could prevent our ability to obtain necessary raw materials for our reactors in a timely and cost-effect manner. For example, our micro modular reactor (“MMR”) design utilizes low enriched uranium (“LEU+”) fuel that we plan to source from U.S. suppliers. Although there exists an established supply chain for LEU+ fuel in the U.S., national and global supply chain disruptions could negatively impact our ability to source the LEU+ fuel necessary to operate our reactors by delaying or limiting the supply of LEU+ fuel, increasing the cost of obtaining LEU+ fuel and/or cause deployment or operational delays for our reactors. If we are unable to access LEU+ fuel, our ability to produce power will be adversely affected, which could have a material adverse effect on our business prospects, financial condition and results of operations.

Our cost estimates are highly sensitive to broader economic factors, and our ability to control or manage our costs may be limited.

Capital and operating costs for the deployment of a first-of-a-kind MMR, such as the Hadron Halo, are difficult to project, inherently variable and are subject to significant change based on a variety of factors, including site specific factors, customer off-take requirements, regulatory oversight, operating agreements, supply chain availability, inflation and other factors. Opportunities for cost reductions with subsequent deployments are similarly uncertain. To the extent cost reductions are not achieved within the expected timeframe or magnitude, the Hadron Halo may not be cost competitive with alternative technologies, which could materially and adversely affect our expected revenues and gross margins.

If we fail to manage our growth effectively, we may be unable to execute our business plan, and our business, results of operations, and financial condition could be harmed.

In order to achieve future revenue growth, we must finalize our reactor design, receive regulatory approvals, and continue to develop and market new products and services to traditional and non-traditional end-users. We intend to expand our operations as we develop and deploy our products and services in the future, and will need to hire and retain additional personnel, upgrade our existing operational management and financial and reporting systems, and improve our business processes and controls. Our future expansion will include:

•
hiring and training new personnel;
•
completing the designs, licensing, construction, and commissioning of the Hadron Halo;
•
finalizing our reactor design and developing new technologies and services (e.g., training, maintenance, procurement);
•
optimizing applications of our reactors to serve both traditional utility and electric power customers and a broad base of non-traditional industrial customers interested in utilizing the efficient high-temperature heat produced by our design;
•
controlling expenses and investments in anticipation of expanded operations and rising costs;
•
upgrading the existing operational management and financial reporting systems and team to comply with requirements as a public company; and
•
implementing and enhancing administrative infrastructure, systems and processes.

If our operations continue to grow as planned, of which there can be no assurance, we will need to expand our sales and marketing, research and development, customer and commercial strategy, products and services, supply, and manufacturing functions. These efforts will require us to invest significant financial and other resources, including in industries and sales channels in which we have limited experience to date. We will also need to develop and implement our manufacturing and operational systems and processes, and there is no guarantee that we will be able to scale the business as currently planned or within the planned timeframe. The continued expansion of our business will require manufacturing and operational facilities, as well as space for administrative support, and there is no guarantee that we will be able to find suitable locations for such facilities.

Our growth will increase the strain on our resources, and we could experience operating difficulties, including difficulties in hiring and training employees, finding manufacturing capacity to produce our MMRs and related equipment, delays in production, challenges in scaling-up fuel and component fabrication capacity and difficulty sourcing adequate raw material for our reactors. These difficulties may divert the attention of management and key employees and impact financial and operational results. If we are unable to drive commensurate growth, these costs, which include headcount and capital assets, could result in decreased margins, which could have a material adverse effect on our business, financial condition and results of operations.

There is substantial doubt about our ability to continue as a going concern, and we may require additional future funding whether or not the Transactions are completed.

We have incurred operating losses since our inception, including a net losses of $6,949,612 for the six months ended June 30, 2025 and $593,556 for the period from July 8, 2024 (date of inception) through December 31, 2024. At June 30, 2025, the Company had cash of $590,320 and a stockholders’ deficit of $6,949,612; and for the six months ended June 30, 2025, negative cash flows from operations of $644,133. Based on our recurring losses and expectations to incur significant expenses and negative cash flows until we are able to commercialize the Hadron Halo, management has identified substantial doubt about Hadron Energy’s ability to continue as a going concern. If we are unable to continue as a going concern, we may be forced to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.

To date, we have not generated any revenue, while we have substantial overhead expenses. We do not expect to generate meaningful revenue unless and until we are able to finalize development of and commercialize the Hadron Halo and related services, and we may not be able to do so on our anticipated timetable, if at all. We expect our expenses and capital expenditures to increase in connection with our ongoing activities, including developing and advancing the Hadron Halo and other products and services, obtaining NRC design certification approval for the Hadron Halo and completing our manufacturing preparation and trials. We have been engaged in raising capital to fund operations, and expect to continue to do so prior to the completion of the Transactions. The amount that we need to raise will in part be dependent upon when the Transactions are consummated, and any delay in that may require us to raise additional capital, although it will not effect the amount of consideration that we will receive in the Merger. However, to the extent that we have difficulties raising and maintaining sufficient levels of capital to fund our operations prior to the consummation of the Transactions, this could require us to take operational measures to reduce our expenses which could slow our development and product commercialization. In addition, upon the completion of the Transactions, we expect to incur additional costs associated with operating as a public company. Certain costs are not reasonably estimable at this time and we may require additional funding and our projections anticipate certain customer-sourced income that is not guaranteed.

We may also seek to raise capital through private or public equity or debt financings or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. If we raise additional funds by issuing equity securities, our shareholders will experience dilution. If we raise additional capital through debt financing, we may be subject to covenants that restrict our operations including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our securities, make certain investments, and engage in certain merger, consolidation or asset sale transactions. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders and members. If the needed financing is not available, or if the terms of financing are less desirable than we expect, we may be required to delay, scale back or terminate some or all of our research and development programs.

There is limited operating experience for MMRs of this size, configuration and scale, which may result in greater than expected construction and material costs, maintenance requirements, operating expense or delivery timing.

Although our MMR design utilizes proven light-water reactor technology that has been in commercial operation for approximately 70 years, the NRC has not yet approved any MMRs of the size, configuration and scale of the Hadron Halo. Our MMR design will be actively managed through design reviews, prototyping, involvement of external partners and application of industry lessons. However, we could still fail to identify manufacturing, material, installation and construction issues early enough to avoid negative effects on production, fabrication, deployment or ultimate performance of the Hadron Halo and related technologies, or we may encounter unexpected regulatory issues. Where these issues arise at later stages of deployment, deployment could be subject to greater costs or be significantly delayed, which could materially and adversely affect our business.

We have not yet commercialized or sold the Hadron Halo or any other MMRs, and there is no guarantee that we will be able to do so.

After we develop and obtain regulatory approval, the planned initial deployment of the Hadron Halo is subject to Hadron Energy reaching binding agreements for its scope of supply with potential customers. If no customer enters into such binding agreements with us, our initial deployment of the Hadron Halo and ongoing services associated with such deployment could be significantly delayed. This could have a material adverse effect on our business and financial condition. To date, the various letters of intent that we have entered into with potential customers are non-binding and largely contingent upon governing body approvals, regulatory approvals, and successful testing of the Hadron Halo, and may not result in binding agreements for the purchase of our products or services. These potential customers may also elect to terminate or pursue other alternative transactions.

Customers may rescind or back out of non-binding agreements due to various reasons which could adversely affect our revenue streams, project timelines, and overall financial performance.

We have entered into and may enter into additional non-binding agreements, such as a memorandum of understanding or a letter of interest with customers for the purchase of Hadron Halo units. These memorandums of understanding and letters of interest are non-binding and the underlying contracts may not come to fruition as a result of among other things, changes in business priorities, financial constraints, regulatory changes, force majeure events, failure to obtain necessary approvals, or failure to meet contractual obligations by either party. The termination of these agreements could adversely affect our business. Additionally, loss of planned customers or projects may negatively impact our reputation and future business prospects.

The market for MMRs generating electric power and high-temperature heat is not yet established and may not achieve the growth potential we expect or may grow more slowly than expected.

The market for MMRs, and particularly for MMRs utilizing advanced nuclear technologies such as those employed in the Hadron Halo, has not yet been established. MMRs utilizing advanced nuclear technologies have limited operational history and have not been proven at scale. Estimates for the total addressable market and our expectations, inclusive of recent updates, with regards to certain unit economics are based on a number of internal and third-party estimates, including our potential contracted revenue, the number of potential customers who have expressed interest in the Hadron Halo, assumed prices and production and regulatory costs for our Hadron Halos, our ability to develop logistical and operational processes, assumptions regarding our technology and general market conditions. However, our assumptions and the data underlying our estimates may not be correct and the conditions supporting our assumptions or estimates may change at any time, reducing the predictive accuracy of these underlying factors. As a result, our expected performance as provided in this Quarterly Report, our estimates of the annual total addressable market and serviceable addressable market for our services, as well as the expected growth rate for the total addressable market and serviceable addressable market for our services, may prove to be incorrect.

We may not attract customers to our MMR technology as quickly as we expect, or at all, and acquiring customers may be more expensive than we currently anticipate.

MMRs and advanced nuclear technologies are relatively new and unproven and may be more costly than alternatives. Accordingly, adoption of our technology, or MMRs and advanced nuclear technologies generally, among our potential customers may progress more slowly than we anticipate or it may be more expensive to bring potential customers into our pipeline. Any delay or failure to attract potential customers to the Hadron Halo or MMR technology may have a material and adverse impact on our business and financial condition.

Competition from existing or new companies could cause us to experience downward pressure on prices, fewer customer orders, reduced margins, the inability to take advantage of new business opportunities, and the loss of market share.

We operate in highly competitive markets and are subject to competition based upon product design, performance, pricing, quality, and services, from competing nuclear suppliers as well as from alternative means of producing electricity and/or heat. There are a number of advanced reactor designs, and some advanced reactor projects, under development in the U.S., including those of which we are unaware or that use new, and potentially, technologically or commercially preferable designs. Many of these designs are involved in pre-application review with the NRC. Our advanced design, projected product design performance, engineering expertise, and quality control have been important factors in our growth; nonetheless other companies providing competing technologies could capture customers or market share from us, which could have a material adverse effect on our business or financial condition.

For sales and/or deployments outside of jurisdictions with highly-developed nuclear regulatory frameworks, some of our foreign competitors currently benefit from, and others may benefit in the future from, permissive regulatory and licensing regimes and/or from protective measures by their home countries where governments are providing financial support, including significant investments in the development of new technologies.

We believe our ability to compete successfully in designing, engineering and manufacturing our products and services at attractive costs to customers does and will depend on a number of factors, which may change in the future due to increased competition, our ability to meet our customers’ needs and the frequency and availability of our offerings. If we are unable to compete successfully, our business, financial condition and results of operations would be adversely affected.

Technological changes could render our technology and products uncompetitive or obsolete, which could prevent us from achieving market share and sales.

Our failure to refine or advance our MMR technology could cause such technology to become uncompetitive or obsolete, which could prevent us from achieving market share and sales. We may need to invest significant financial resources in research and product development to keep pace with technological advances in the industry and to compete in the future; we may be unable to secure such financing. A variety of competing alternative technologies may be in development by other companies that could result in lower manufacturing or operating costs and/or higher performance than those expected for our technology. Our development efforts may be rendered obsolete by the technological advances of others, and other technologies may prove more advantageous for commercialization.

Changes in the availability and cost of electricity, natural gas and other forms of energy are subject to volatile market conditions that could adversely affect our business.

The prices for and availability of electricity, oil and other energy resources are subject to volatile market conditions. We do not control these market conditions, which are, moreover, often affected by political and economic factors beyond our control. Decreases in energy prices, or changes in nuclear energy costs relative to other forms of energy, may adversely affect our business. To the extent that these uncertainties cause suppliers and customers to be more cost sensitive or to adjust their business plans and operations, decreased energy prices may have an adverse effect on our results of operations and financial condition.

The cost of electricity generated from nuclear sources may not be cost competitive with other electricity generation sources in some markets, which could materially and adversely affect our business.

Many U.S. electricity markets price electric energy, capacity, and/or ancillary services on a competitive basis, with market prices subject to substantial fluctuations. Other markets remain heavily regulated by state or local utility regulatory authorities, with power purchase decisions by electric utilities subject to various competitiveness or prudence tests. As a result of competitive pressures, some electricity markets experience low marginal energy prices at certain times due to a combination of subsidized generating resources, competitors with low-cost or no-cost fuel sources, or market-design features that create incentives for certain attributes or deliver revenue in unpredictable ways over time, and we may not be able to compete in these markets unless the benefits of the low-carbon, reliable and/or resilient energy generation provided by the Hadron Halo is sufficiently valued. Even in markets that price reliable capacity on a long-term basis, there is no guarantee that our customers’ MMRs will be sufficiently low-cost so as to clear auction-style capacity markets, and clearing in any one year is no guarantee of clearing in successive years. Moreover, our Hadron Halo MMR will likely serve a specific market segment of smaller distributed generation, remote application or industrial customers, who may have lower cost power/heat alternatives available to them, especially in the near-term.

Given the relatively lower electricity prices and higher availability of power in the U.S. when compared to many international markets, the risk may be greater with respect to business in the U.S. Regardless of jurisdiction, however, failure of the Hadron Halo to provide competitively price electricity or heat could materially and adversely affect our business.

We and our customers operate in a politically sensitive environment, and the public perception of nuclear energy can affect our customers and us.

Successful execution of our business model is dependent upon public support for nuclear power in the U.S. and other countries. The risks associated with uses of radioactive materials by our customers in future deployments of our MMR design, and the public perception of those risks, can affect our business. The current U.S. administration is supportive of deployment of nuclear reactors, including MMRs, as an energy source, but that could change either with this or a subsequent administration. Opposition by third parties can delay or prevent the licensing and manufacturing of nuclear power products and in some cases can limit the operation of nuclear reactors. Adverse public reaction to developments in the use of nuclear power could directly affect our customers and indirectly affect our business. In addition, journalists, trade press, and other third parties, potentially including one or more of the agencies with regulatory jurisdiction over us, may publish statements that negatively affect the public or political perception of us. Adverse public opinion or political perceptions could result in increased regulatory requirements and costs or increase the likelihood that our operations are subject to liabilities and adverse claims. In the past, adverse public reaction, increased regulatory scrutiny and related litigation contributed to extended licensing periods for nuclear reactors.

Incidents involving nuclear energy facilities in the U.S. or globally, including accidents, terrorist acts or other high profile events involving radioactive materials, could materially and adversely affect the public perception of the safety of nuclear energy, our customers and the markets in which we operate, and such adverse effects could potentially decrease demand for nuclear energy, increase regulatory requirements and costs or result in liability or claims that could materially and adversely affect our business.

Successful execution of our business model is dependent upon public support for nuclear power, in general, in the U.S. and other countries. If there is an incident affecting nuclear energy facilities in the U.S. or globally, public perception could be materially negatively impacted. Opposition by third parties can delay or prevent the licensing of nuclear reactors and in some cases can limit the operation of nuclear reactors. In the past, adverse public reaction, increased regulatory scrutiny and related litigation contributed to extended licensing and commercialization periods for new nuclear reactors.

With respect to public perceptions, the effects of the 2011 Tohoku earthquake and tsunami that caused a radiological incident at the Fukushima nuclear power plant in Japan increased public opposition to nuclear power in some countries, resulting in a slowdown in, or, in some cases, a complete halt to new construction of nuclear power plants, an early shut down of existing power plants and a dampening of the favorable regulatory climate needed to introduce new nuclear power technologies. As a result of these events, some countries that were considering launching new domestic nuclear power programs delayed or cancelled the preparatory activities they were planning to undertake as part of such programs. Similarly, the accidents at Three Mile Island and Chernobyl increased fears of nuclear power and hindered the widespread acceptance of nuclear power. If a high-visibility or high-consequence nuclear incident, including the loss or mishandling of nuclear materials, or other event, such as a terrorist attack involving a nuclear facility, occurs, public opposition to nuclear power may increase dramatically, regulatory requirements and costs could become more onerous or prohibitory, and customer demand for heat, electricity, or fuel could suffer, which could materially and adversely affect our business prospects, financial condition, results of operations and cash flows.

Unsatisfactory safety performance or security incidents at our facilities — or any nuclear facility around the world — could have a material adverse effect on our business, financial condition and results of operations.

We design and will manufacture highly sophisticated MMRs that depend on complex technology. We also work cooperatively with our suppliers, subcontractors, and other parties. Failures, disruptions or compromises to our or our third parties’ systems or facilities may be caused by natural disasters, accidents, power disruptions, telecommunications failures, acts of terrorism or war, computer viruses, bugs or vulnerabilities, physical or electronic break-ins, human error, targeted cyber attacks, other intentional conduct, or similar events or incidents. While we have built operational processes to ensure that the design, manufacture, performance and servicing of our MMRs will meet rigorous safety standards and performance goals, there can be no assurance that we will not experience operational or process failures or other problems, including through manufacturing or design defects, failure of third-party safeguards, mishandling or process failures, natural disasters, cyber attacks, or other intentional acts, that could result in potential safety risks. There can be no assurance that our preparations, or those of third parties, will be able to prevent any such incidents.

Any actual or perceived safety issues may result in significant reputational harm to our businesses, in addition to tort liability, maintenance, increased safety infrastructure and other costs that may arise. Such issues with our MMRs, facilities, or customer safety could result in delaying or canceling delivery of MMRs to our customers, increased regulation or other systemic consequences. Our inability to meet our safety standards or address adverse publicity affecting our reputation as a result of accidents, mechanical failures, damages to customer property or medical complications could have a material adverse effect on our business, financial condition and results of operation.

In the nuclear industry, an accident or incident involving the mishandling of nuclear materials at any nuclear facility in the world can have an impact on other nuclear facilities around the world in terms of public acceptance, political pressures, and regulatory requirements and scrutiny. For example, the March 2011 accident at the Fukushima Daiichi plant in Japan resulted in millions of dollars in additional regulatory reviews and requirements for U.S. nuclear power plants. If a safety incident occurs at any nuclear facility in the world, it could delay licensing and/or drive up costs to license or own our MMRs and negatively impact our business or financial condition.

The direct and indirect impact on us and our customers from severe weather and other effects of climate change and the economic impacts of the transition to non-carbon based energy, could adversely affect our financial condition, operating results, and cash flows.

Our operations and properties, and those of our manufacturing partners, suppliers or customers, may in the future be adversely impacted by flooding, wildfires, high winds, drought and other effects of severe weather conditions that may be caused or exacerbated by climate change. These events can force our customers to suspend operations at impacted properties and may result in significant damage to such properties. Even if these events do not directly impact us or our customers they may indirectly impact us and our customers through increased insurance, energy or other costs. In addition, although the ongoing transition to non-carbon based energy is creating significant opportunities for us and our customers, the transition also presents certain risks, including macroeconomic risks related to higher energy costs and energy shortages, among other things. These direct and indirect impacts from climate change could adversely affect our financial condition, operating results, supply chain and cash flows.

Our operations involve the use, transportation and disposal of toxic, hazardous and/or radioactive materials and could result in liability without regard to fault or negligence.

Our operations involve the use, transportation, and disposal of toxic, hazardous and radioactive materials. A release of these materials could pose a health risk to humans, plants and animals or the environment. If an accident were to occur, its severity would depend on the volume and location of the release and the speed of corrective action taken by emergency response personnel, as well as other factors beyond our control, such as weather and wind conditions.

While we do not currently own any property in the U.S., if, in the future we do, under federal, state and local laws and regulations, a current or former owner or operator of real property may be liable for costs to remediate contamination resulting from the presence or release of hazardous substances, wastes or petroleum products. These costs could be substantial and liability under such laws is strict and may attach whether or not the owner or operator knew of or caused such contamination. Moreover, the presence of contamination may expose us to third-party claims for property damage or bodily injury, subject our properties to liens in favor of the government for damages and cleanup costs, impose restrictions on the manner in which we use our properties, and materially adversely affect our ability to sell, lease, insure, or develop our properties. We also may be liable for costs of remediating third-party disposal sites to which we arranged for the disposal or treatment of hazardous substances without regard to whether such disposal occurred in compliance with environmental laws. These matters could have an adverse effect on our financial condition.

Additionally, we may be responsible for decontamination or decommissioning of facilities where we conduct, or previously conducted, operations. Activities of our contractors, suppliers or other counterparties similarly may involve toxic, hazardous, and radioactive materials and we may be liable contractually, or under applicable law, to contribute to remedy damages or other costs arising from such activities, including the decontamination or decommission of third-party facilities.

In the U.S., the nuclear liability law codified at 42 U.S.C. 2210 (along with subsequent amendments, the “Price-Anderson Act”) and applicable NRC regulations and corresponding insurance requirements channel liability to certain licensees (such as operators of nuclear reactors) for third-party offsite damages caused by a nuclear incident or a precautionary evacuation due to a possible or actual nuclear incident. The Price-Anderson Act requires NRC licensees and DOE contractors to enter into indemnification agreements to cover personal injury and property damage to those harmed by a nuclear or radiological incident, including incidents in the course of the operation of reactors, test and research reactors, DOE nuclear and radiological facilities and transportation of nuclear fuel to and from a covered facility. U.S. law is substantially similar in effect to global nuclear liability regimes wherein operators are subject to robust financial protection regimes, such as required insurance policies or government indemnification, to cover the operator’s financial risk in the event of a nuclear incident that gives rise to third-party offsite liability. If, however, an incident or precautionary evacuation is not covered under such a nuclear liability regime, we could be financially liable for damages arising from such incident or evacuation, which could have an adverse effect on our results of operations and financial condition.

The Price-Anderson Act does not, however, cover on-site loss or damage to property due to a nuclear incident. Rather, the NRC, like many nuclear regulators around the world, requires nuclear operators to maintain on-site property damage insurance. If an incident resulting in onsite property damage is not otherwise covered by the mandatory insurance policy maintained at the facility, then we could be potentially liable for damages arising from such incident, which could have an adverse effect on our results of operations and financial condition.

In our contracts, we seek to protect ourselves from liability, but there is no assurance that such contractual limitations on liability will be effective in all cases or in all jurisdictions. The costs of defending against a claim arising out of a nuclear incident or precautionary evacuation not otherwise covered by insurance, and any damages awarded as a result of such claim, could adversely affect our results of operations and financial condition.

Unresolved spent nuclear fuel storage and disposal issues and associated costs could have a significant negative impact on Hadron Energy’s business operations if potential customers view the risks associated with these issues and costs as unacceptably high.

The Nuclear Waste Policy Act of 1982 requires the DOE to provide for the permanent disposal of spent nuclear fuel (“SNF”) and associated high-level nuclear waste (“HLW”). In 1987, Congress amended the Nuclear Waste Policy Act to identify Yucca Mountain, in Nevada, as the only site that the DOE could consider for a permanent repository. The DOE has since cancelled this project, but under the federal law, is required to construct storage facilities for, and to dispose of, all SNF and other HLW generated by domestic nuclear reactors. Interim storage requires the construction and maintenance of NRC licensed SNF/ HLW storage facilities. The NRC regulates SNF through a combination of regulatory requirements, licensing, and safety and security oversight. While the costs of developing and maintaining these interim storage facilities can have a significant effect on the costs associated with waste storage and disposal for nuclear reactors, including the Hadron Halo, these costs could themselves be impacted by the timing of the opening of a disposal facility, as well as any possible future changes to the interim storage or transportation requirements for SNF and other forms of HLW, and the extent to which operators are able to continue to successfully sue DOE for costs incurred as a result of its continued failure to provide for permanent disposal.

Hadron Energy is working to develop on-site SNF/HLW storage solutions with the NRC. Any such storage sites are required to have an NRC fuel storage license and we plan to work with the NRC to obtain the necessary licenses for our solution. However, there are risks of changing regulations and policy reforms that could cause delays in our ability to obtain such licenses, which would prevent our ability to develop on-site SNF/HLW storage solutions.

If we are unable to obtain licenses for on-site SNF/HLW storage, we will be required to find alternative storage solutions. There are currently two consolidated interim storage (“CIS”) facilities under development in the U.S. for the interim storage of SNF/HLW. One facility has received an NRC license for construction and operation, and the other facility is in the final stages of its NRC licensing review. It is possible that SNF/HLW generated at our reactors could be stored at one of these CIS facilities; however, it is also possible that these CIS facilities are never built or become operational, or are unable to store such waste from our reactor, in which case, the waste would need to be stored onsite or at another interim SNF storage facility until another disposal option became available, such as a U.S. government determined permanent national repository or other government storage facility.

The establishment of a national repository for the storage and/or permanent disposal of SNF, such as the one previously considered at Yucca Mountain, Nevada, the timing of such a facility’s opening and the ability of such a facility to accept waste from our MMRs and any related regulatory action, could impact the costs associated with ours and our customers’ storage and/or disposal of SNF/HLW. Likewise, the establishment of a CIS for the storage of SNF/HLW, the timing of such a facility’s opening and being able to accept waste from a Hadron Energy reactor, and any related regulatory action, could impact our customers’ costs associated with storage of SNF/HLW. These waste storage issues, and changes to the current waste disposal practices or changes to reactor operators’ ability to recover storage costs from DOE through litigation, could be material to our operations if potential customers view waste disposal as problematic, detrimental or a negative factor when considering an investment in our MMRs.

Our supply base may not be able to scale to the production levels necessary to meet sales projections.

We do not currently have manufacturing assets and will rely on third party manufacturers and construction firms to build our reactors and associated equipment and to construct future planned manufacturing and assembly facilities. While we are working to develop these capabilities and facilities internally, these capabilities and the facilities involve risks including timeline, cost, and financing risk and even if successfully developed, will not be available for our earliest reactor deployments. Moreover, we are dependent on future supplier capability to meet production demands attendant to our forecasts. If our supply chain cannot meet the schedule demands of the market, our projected sales revenues could be materially impacted.

Our current and future business operations, including our ability to successfully commercialize the Hadron Halo, rely and will continue to rely heavily on securing agreements with suppliers for essential materials and components which will be used to manufacture and assemble our reactors.

The execution, termination, expiration, or failure to renew agreements with our suppliers, whether due to unforeseen circumstances, including, but not limited to, supplier insolvency and regulatory changes, pose significant risks to our supply chain. In the event that such agreements are not successfully maintained or replaced, we may encounter difficulties sourcing required materials and components, leading to deployment delays, increased costs, or an inability to meet customer demand. Any interruption or inability to maintain relationships with current and future suppliers, or failure to secure materials from alternative suppliers could adversely impact our business operations, financial performance, and reputation.

We rely on a limited number of suppliers for certain materials and supplied components, some of which are highly specialized and are being designed for first-of-a-kind or sole use in the Hadron Halo. We and our third-party vendors may not be able to obtain sufficient materials or supplied components to meet our manufacturing and operating needs, or obtain such materials on favorable terms or at expected costs.

We will rely on a limited number of suppliers for certain raw materials, such as uranium (LEU+ fuel), and supplied components. We may not be able to obtain sufficient raw materials or supplied components to meet our manufacturing and operating needs, or obtain such materials on favorable terms or at expected costs, which could impair our ability to fulfill our orders in a timely manner or increase our costs of production. For example, if we are unable to obtain LEU+ fuel due to supply chain disruptions, our ability to produce power will be adversely affected, which could have a material adverse effect on our business prospects, financial condition and results of operations.

We do not directly manufacture any of the components of our MMRs. Our ability to manufacture our MMRs will be dependent upon sufficient availability of raw materials and supplied components, including many highly technical components that are still under design, are being designed for first-of-a-kind or sole use in the Hadron Halo and have not yet been qualified for use, are only produced by a limited number of suppliers and may be particularly susceptible to cost increases, supply chain disruptions or inflationary pressures, both in the U.S. and abroad. Any supply chain disruption incurred by our third-party suppliers or degradation in the quality and processes of our manufacturer partners, may result in delays, cost overruns or impairments to the development of our reactors. We may not be able to obtain a sufficient supply of raw materials or supplied components, on favorable terms or at all, which could result in delays in, or the inability to, manufacture MMRs or result in increased costs.

Additionally, the imposition of tariffs and impacts of inflation on raw materials or supplied components for our reactors could have a material adverse effect on our operations. Prolonged disruptions in the supply of any of our key raw materials or components, difficulty qualifying new sources of supply, implementing use of replacement materials or new sources of supply or any volatility in prices could have a material adverse effect on our ability to operate in a cost-efficient, timely manner. Such prolonged disruptions could also cause us to experience cancellations or delays of scheduled launches, customer cancellations or reductions in our prices and margins, any of which could harm our business, financial condition and results of operations.

We depend on key executives, and management, and other highly skilled personnel to execute our business plan and conduct our operations. A departure of key personnel could have a material adverse effect on our business.

Our success depends, in significant part, on the continued services of our senior management team and on our ability to attract, motivate, develop, and retain a sufficient number of other highly skilled personnel, including engineering, science, manufacturing and quality assurance, regulatory affairs, finance, marketing and sales personnel. The loss of any one or more members of our senior management team, for any reason, including resignation or retirement, could impair our ability to execute our business strategy and have a material adverse effect on our business and financial condition if we are unable to successfully attract and retain qualified and highly skilled replacement personnel.

Our business plan requires us to attract and retain qualified personnel including personnel with highly technical expertise. Our failure to successfully recruit and retain experienced and qualified personnel could have a material adverse effect on our business.

Our future success depends in part on our ability to contract with, hire, integrate, and retain highly competent nuclear reactor and fuels focused engineers and scientists, and other qualified personnel. Competition for the limited number of these skilled professionals is intense. If we are unable to adequately anticipate our needs for certain key competencies and implement human resource solutions to recruit or improve these competencies, our business, results of operations and financial condition would suffer. If we are unable to recruit and retain highly skilled personnel, especially personnel with sufficient technical expertise to develop our powerhouses, fuel fabrication facilities, recycling facilities, and fuel, we may experience delays, increased costs, and reputational harm.

Some of our management team has limited experience in operating a company, including a public company.

Some of our executive officers have limited experience in the management of any type of company, let alone a publicly traded company. Our management team may not successfully or effectively manage our transition to a public company that will be subject to significant regulatory oversight and reporting obligations under federal securities laws. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities which will result in less time being devoted to our management and growth. We may not have adequate personnel with the appropriate level of knowledge, experience, and training in the accounting policies, practices or internal controls over financial reporting required of public companies in the U.S. The development and implementation of the standards and controls necessary for us achieve the level of accounting standards required of a public company in the U.S. may require costs greater than expected. We will be required to expand our employee base and hire additional employees to support our operations as a public company, which will increase our operating costs in future periods.

We are subject to information technology and cyber security threats which could have adverse effects, including regulatory effects, on our business and results of operations.

We are increasingly dependent upon information technology systems, infrastructure and data to operate our business. In the ordinary course of business, we collect, store and transmit confidential information (including but not limited to intellectual property, proprietary business information and personal information). It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We also have outsourced elements of our operations to third parties, and as a result we manage a number of third-party contractors who have access to our confidential information.

Despite the implementation of security measures, given their size and complexity and the increasing amounts of confidential information that they maintain, our internal information technology systems and those of our contractors and consultants are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security breaches from inadvertent or intentional actions by our employees, contractors, consultants, business partners, and/or other third parties, or from cyber-attacks by malicious third parties (including the deployment of harmful malware, ransom ware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our system infrastructure or lead to data leakage. As part of our regular review of potential risks, we analyze emerging cyber security threats to us and our contractors, consultants, business partners and other third parties as well as our plans and strategies to address them. Our board of directors, which has oversight responsibility for cyber security risks, is regularly briefed by management on such analyses. Additionally, our board of directors is responsible for overseeing the adequacy of management’s conduct of threat environment and vulnerability assessments, management of cyber incidents, pursuit of projects to strengthen internal cyber security and the cyber security of our suppliers and other service providers, work with the company’s privacy and legal teams, coordination with the company’s operations teams to evaluate the cyber security implications of our products and offerings, and coordination of efforts to monitor, detect, and prevent future cyber threats. In addition, the audit committee of the board of directors annually reviews our risk profile with respect to cybersecurity matters. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and reputational damage and the further development and commercialization of our products could be delayed.

While we have not experienced any such system failure, accident or security breach to date, we cannot assure you that our data protection efforts and our investment in information technology will prevent significant breakdowns, data leakages, breaches in our systems or other cyber incidents that could have a material adverse effect upon our reputation, business, operations or financial condition. For example, we maintain databases comprised of our Hadron Halo nuclear design technical engineering information and operations information, which have been and will continue to be used to design the Hadron Halo reactors and will be utilized in “digital twin” construction and operations environments to allow for highly efficient construction and operations of these designs. If this database were to be lost or compromised, our ability to efficiently deploy and operate our reactors could be significantly impaired.

Furthermore, significant disruptions of our internal information technology systems or security breaches could result in the loss, misappropriation, and/or unauthorized access, use, or disclosure of, or the prevention of access to, confidential information (including, but not limited to, intellectual property, proprietary business information, and personal information), which could result in financial, legal, business, and reputational harm to us. For example, any such event that leads to unauthorized access, use, or disclosure of personal information, including personal information related to our employees, could harm our reputation directly, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business.

We rely heavily on our intellectual property portfolio. Our ability to protect our patents and other intellectual property rights may be challenged and is not guaranteed. If we are unable to protect our intellectual property rights, our business and competitive position may be harmed.

We may not be able to prevent unauthorized use of our intellectual property, which could harm our business and competitive position. We rely upon a combination of the intellectual property protections afforded by patents, trademarks/service marks, copyrights and trade secret laws in the U.S. and other jurisdictions, as well as commercial agreements such as confidentiality agreements, and license agreements to establish, maintain and enforce rights associated with our MMR design and related proprietary technologies. These measures are aimed at preventing third parties from using, practicing, selling, manufacturing, or otherwise commercially exploiting our MMR design and related technologies, which would erode our competitive position in our market. Our success depends in large part on our ability to obtain and enforce patent protection for our MMR design, as well as our ability to operate without infringing or violating the proprietary rights of others. We either own or have significant license rights to certain intellectual property applicable to our MMR design, including patent rights and pending patent applications on the same, and we will continue to file patent applications claiming new technologies directed to our MMR design and related technologies in the U.S. and in other jurisdictions based on several factors including, but not limited to, commercial viability. Monitoring unauthorized use of our intellectual property rights is difficult and costly, and the steps we have taken or will take to prevent misappropriation may not be sufficient.

As noted above, we also rely upon unpatented trade secret protection, unpatented know-how and continuing technological innovation to develop and help maintain our business and competitive position. We seek to protect our proprietary technology, in part, by entering into confidentiality agreements with our suppliers, subcontractors, venture partners, employees and consultants, and other third parties. However, we may not be able to prevent the unauthorized disclosure or use of information which we consider to be confidential, our technical know-how or other trade secrets by the parties to these agreements, despite the existence generally of confidentiality provisions and other contractual restrictions. If any of the suppliers, subcontractors, venture partners, employees and consultants, and other third parties who are parties to these agreements breaches or violates the terms of any of these agreements, we may not have adequate remedies for any such breach or violation, and we could lose our trade secrets as a result. It is also possible that our trade secrets, know-how or other proprietary information could be obtained by third parties as a result of breaches of our physical or electronic security systems. Even where remedies are available, enforcing a claim that a party illegally disclosed or misappropriated our trade secrets is expensive and time consuming, and the outcome is unpredictable. Courts outside the U.S. are sometimes less willing to protect trade secrets. Additionally, despite our efforts to protect our proprietary technology, our trade secrets could otherwise become known or be independently discovered by our competitors. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them, or those to whom they communicate, from using that technology or information to compete with us.

The patent position of our nuclear power reactors is not a guarantee of protection or rights. During the patent prosecution process, a patent office may require us or our licensors to narrow the scope of the claims of our or our licensors’ pending and future patent applications. This may limit the scope of patent protection and our or our licensors’ ability to assert patent infringement if the patent is subsequently issued. In some cases, a patent may not issue if we or our licensors are unable to overcome rejections from a patent office. By pursuing patent rights by filing a patent, we or our licensors may lose trade secrets that would have otherwise been protected had a patent not been sought and third parties may be able to exploit such published information in our patent application. Additionally, even if we obtain a patent in one jurisdiction (e.g., the United States), we cannot guarantee that we will obtain a corresponding patent in another jurisdiction as patent laws differ from jurisdiction to jurisdiction. Additionally, maintaining and enforcing patent rights can involve complex legal and factual questions and may be subject to litigation in some cases. For example, third parties may challenge the validity of our or our licensors’ patents based on prior art at a tribunal such as the Patent Trial and Appeal Board at the U.S. Patent and Trademark Office and in a federal court. Because we cannot assure that all of the potentially relevant prior art relating to our patents and patent applications has been found, third parties may prevail in invalidating a patent or preventing a patent application from being issued as a patent. If we or our licensors are able to maintain valid patents or prevail in patent challenges instituted by third parties, we or our licensors may still bear the risk of third parties “designing around” our technologies to avoid an intellectual property infringement claim.

Our patent applications may not result in issued patents, which may have a material adverse effect on our ability to prevent others from commercially exploiting products similar to ours. The status of patents involves complex legal and factual questions and the breadth of claims allowed is uncertain. As a result, we cannot be certain that the patent applications that we file will result in patents being issued, or that our patents and any patents that may be issued to us will afford protection against competitors with similar technology. Numerous patents, published pending patent applications and unpublished pending patent applications owned by others exist in the fields in which we have developed and are developing our technology. In addition to the risk of infringing those patents, those patents may also be used as a basis to invalidate our patents or prevent our patent applications from issuing as patents. Our patents may also be challenged as invalid under other prior art and/or be challenged as unenforceable. Furthermore, patent applications filed in foreign countries are subject to laws, rules and procedures that differ from those of the U.S., and thus we cannot be certain that foreign patent applications related to issued U.S. patents will be issued.

Even if our patent applications succeed and we are issued patents in accordance with those applications, it is still uncertain whether these patents will be contested, circumvented, invalidated or limited in scope in the future. The rights granted under any issued patents may not provide us with meaningful protection or competitive advantages, and some foreign countries provide significantly less effective patent enforcement than in the U.S. In addition, the claims of any patents that issue from our patent applications may not be broad enough to prevent others from developing technologies that are similar or that achieve results similar to ours. The intellectual property rights of others could also bar us from licensing and exploiting any patents that issue from our pending patent applications. In addition, patents issued to us may be infringed or designed around by others and others may obtain patents that we need to license or design around, either of which would increase costs and may adversely affect our business, prospects, financial condition and operating results.

We will enjoy only limited geographical protection with respect to certain patents, and may not be able to protect our intellectual property rights throughout the world.

We do not have worldwide patent rights for components of our MMR design and related proprietary technologies because there is no such thing as worldwide or “international patent rights.” Accordingly, we may not be able to protect our intellectual property rights in certain jurisdictions and their legal systems. Filing, prosecuting and defending patents on our technology worldwide can pose several challenges. First, procuring patent rights in multiple jurisdictions would be cost prohibitive because individual patent offices in different jurisdictions will have to examine each patent application separately. Therefore, costs such as examination fees, translation fees and attorneys’ fees are considered. Once a patent is registered, we or our licensors will also have the continued obligation of paying maintenance fees periodically to avoid patents from becoming abandoned or lapsed. Second, the breadth of claims in patents may vary from jurisdiction to jurisdiction. For instance, certain patent offices may require narrower claims, resulting in patent rights that are less extensive. Further, as noted above, we may not be able to obtain patents in some jurisdictions even if we obtain patents in other jurisdictions. Accordingly, our competitors may operate in countries where we do not have patent protection and can freely use our technologies and discoveries in such countries to the extent such technologies and discoveries are publicly known or disclosed in countries where we do have patent protection or pending patent applications.

Many countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. Many countries also limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patent. If we or any of our licensors are forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position may be impaired, and our business and financial condition may be adversely affected.

We may need to defend ourselves against intellectual property infringement claims, which may be time-consuming and could cause it to incur substantial fees and costs.

Companies, organizations or individuals, including our existing and future competitors, may hold or obtain patents, trademarks/service marks or other intellectual property rights that would prevent, limit or interfere with our ability to develop our intellectual property and make, use, develop, import, offer to sell or sell our MMRs and related technology, which could make it more difficult for us to operate our company. From time to time, we may receive inquiries from holders of patents or trademarks/service marks inquiring whether we are infringing their proprietary rights and/or seek court declarations that they do not infringe our intellectual property rights. Companies holding patents or other intellectual property rights similar to our technology may bring proceedings alleging infringement of such rights or otherwise asserting their rights and seeking licenses. In addition, if we are determined to have infringed a third party’s intellectual property rights, we may be required to do among other things, one or more of the following: (i) cease selling, incorporating or using MMRs that incorporate the challenged intellectual property; (ii) pay substantial damages; (iii) pay for and obtain a license from the holder of the infringed intellectual property right, which may not be available on reasonable terms or at all; or (iv) redesign part or all of our technology. In the event of a successful claim of infringement against us and our failure or inability to obtain a license to the infringed technology, our business, prospects, operating results and financial condition could be materially adversely affected. In addition, any litigation or claims, whether or not valid, could result in substantial costs and diversion of resources and management’s focus and attention.

We may also license patents and other intellectual property from third parties, and we may face claims that the use of this intellectual property infringes the rights of other third parties. In such cases, we may seek indemnification from the licensors under our license contracts with those licensors or other damages. However, our rights to indemnification or damages may be unavailable or insufficient to cover our costs and losses, depending on our use of the technology, whether we choose to retain control over conduct of the litigation, and other factors.

We may not identify relevant third-party patents or may incorrectly interpret the relevance, scope or expiration of a third-party patent, which might adversely affect our ability to develop and market our MMRs.

We cannot guarantee that any of our patent searches or analyses, including the identification of relevant patents, the scope of patent claims or the expiration of relevant patents, are complete or thorough because there may be hundreds of thousands of relevant patents worldwide. We also cannot be certain that we have identified each and every third-party patent and pending application in the U.S. and abroad that is relevant to or necessary for the commercialization of our MMRs in any jurisdiction. The scope of a patent claim is generally determined by an interpretation of the law, the written disclosure in a patent, and the patent’s prosecution history. Our interpretation of the relevance or the scope of a patent or a pending application may be incorrect or not accepted by a court of competent jurisdiction. Our determination of the expiration date of any patent in the U.S. or abroad that we consider relevant may be incorrect or inaccurate. Our failure to identify and correctly interpret relevant patents may negatively impact our ability to develop and market our MMRs.

There are several circumstances under which a patent application may not be published and accessible to us or our licensors. For example, patent applications in the U.S. and many foreign jurisdictions are typically not published until 18 months after filing, but some patent applications in the U.S. may be maintained in secrecy until the patents are issued. Publications in the scientific literature also often lag behind actual discoveries. Therefore, we cannot be certain that others have not filed patent applications for technology covered by our issued patents or our pending applications, or that we were the first to invent the technology or to file a patent application covering the technology. Our competitors may have filed, and may in the future file, patent applications covering our MMRs or technology similar to ours without us knowing. Any such patent application may have priority over our patent applications or patents, which could require us to procure rights to issued patents covering such technologies in order to avoid infringement claims.

We may be subject to claims of ownership and other rights to our patents and other intellectual property by third parties.

We may be subject to claims that former employees, collaborators, or other third parties have an interest in our patents or other intellectual property as an owner, a joint owner, a licensee, an inventor, or a co-inventor. In the latter two cases, the failure to name the proper inventors on a patent application can result in the patents issuing thereon being unenforceable. Inventorship disputes may arise from conflicting views regarding the contributions of different individuals named as inventors, the effects of foreign laws where foreign nationals are involved in the development of the subject matter of the patent, conflicting obligations of third parties involved in developing our patented technology or as a result of questions regarding co-ownership of potential joint inventions. Litigation may be necessary to resolve these and other claims challenging inventorship and ownership. Alternatively, or additionally, we may enter into agreements to clarify the scope of our rights in such intellectual property. If we fail in defending any such claims, in addition to paying monetary damages, we may lose exclusive ownership of, or right to use or license valuable intellectual property. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

A pandemic, epidemic or outbreak of an infectious disease in the United States or worldwide, could adversely impact our business operations and our financial results.

If a pandemic, epidemic, or outbreak of an infectious disease, including the resurgence of COVID-19 or the outbreak of a novel strain of COVID-19, or other public health crisis were to affect our markets, facilities or our customers, our business could be adversely affected. The potential future spread of any infectious diseases and related precautionary measures may result in delays or disruptions in our supply chain, delays in the launch or execution of certain of our customers’ projects and a decrease of our operational efficiency in the development of our systems, products, technologies and services. If a pandemic, epidemic or outbreak of infectious disease in the U.S. or worldwide to occur, we will take measures within our facilities to ensure the health and safety of our employees. These measures may include rearranging facilities and work schedules to follow social distancing protocols and undertaking regular and thorough disinfecting of surfaces and tools. However, there can be no assurance that these measures will prevent disruptions due to infectious diseases within our workforce. These measures may also result in the reduction of operational efficiency within our impacted workforce.

The recent COVID-19 pandemic resulted in, and other infectious diseases could result in, significant disruption and volatility of global financial markets. This disruption and volatility may adversely impact our ability to access capital. In the future, this could negatively affect our liquidity and capital resources. Given the rapid and evolving nature of the impact of an infectious disease, responsive measures taken by governmental authorities and the continued uncertainty about a pandemic’s long-term impact on society and the global economy, we cannot predict the extent to which a pandemic or similar occurrence will affect our operations, particularly if these impacts persist or worsen over an extended period of time.

Risks Related to Compliance with Law, Government Regulation, Litigation and Tax Matters

• Our business may be subject to the policies, priorities, regulations, mandates and funding levels of governmental entities and may be negatively or positively impacted by any change thereto.

• We may pursue government awards involving cost-share related to our R&D work, which could be affected by our failure to comply with certain laws and regulations.

• Uncertain global macro-economic and political conditions could materially adversely affect our business prospects, financial condition, results of operations and cash flow.

• We and our suppliers are subject to stringent U.S. export and import control laws and regulations and analogous laws and regulations in other jurisdictions. Unfavorable changes in these laws and regulations or U.S. government or other relevant government licensing policies, our failure to secure timely U.S. government or other relevant government authorizations under such laws and regulations, or our failure to comply with such laws and regulations could have a material adverse effect on our business prospects, financial condition, results of operations and cash flows.

• We are part of the nuclear power industry, which is highly regulated.

• Changes in government agency budgets as well as staffing shortages at national laboratories and other government agencies may lengthen our estimated timelines for regulatory approval and construction.

• Our customers could incur substantial costs as a result of violations of, or liabilities under, environmental laws.

• We are subject to laws and regulations governing the use, transportation, and disposal of toxic, hazardous and/or radioactive materials. Failure to comply with these laws and regulations could result in substantial fines and/or enforcement actions.

• Changes in tax laws could adversely affect our business prospects and financial results.

• We may become involved in litigation that may materially adversely affect our business, financial condition and results of operations.

We are part of the nuclear power industry, which is highly regulated. Our MMR design similarly differs from reactors currently in operation, including with respect to potential industrial uses. As a result, the regulatory licensing and approval process for our reactors may be delayed and made more costly.

The nuclear power industry is highly regulated. All entities that manufacture, operate and transport nuclear materials in the U.S. are subject to the jurisdiction of the NRC (except for those facilities and applications separately regulated by the DOE), and entities performing the same activities in other countries are subject to regulation by the NRC’s counterparts around the world. Our MMR design differs in some respects from the reactors used today at commercial nuclear power facilities. These differences could result in more prolonged and extensive review by the NRC and our counterparts around the world that could cause reactor development program delays and delays in commercialization.

Our reactor development timeline and our growth strategy relies on the relevant nuclear regulator to accept and approve technical information and documentation about our reactor designs in the course of any design-specific licensing, certification, approval or similar process, or in the course of facility-specific licensing. There is a risk that regulators may require additional information regarding the reactor’s behavior or performance that necessitates additional, unplanned analytical and/or experimental work which could cause schedule delays and require more research and development funding. Additionally, regulatory reform or policy changes could delay our ability to obtain a manufacturing license and/or combined operating license of the Hadron Halo, which would delay our manufacturing and commercialization of the Hadron Halo.

We are subject to laws and regulations governing the use, transportation, and disposal of toxic, hazardous and/or radioactive materials. Failure to comply with these laws and regulations could result in substantial fines and/or enforcement actions.

Both in the U.S. and abroad, our operations will be subject to a variety of federal, state, local environmental, health and safety laws and regulations governing, among other things, air emissions, wastewater discharges, management and disposal of hazardous, non-hazardous, and radioactive materials and waste and remediation of releases of hazardous materials. Additionally, we are responsible for decommissioning of facilities where we conduct, or previously conducted, commercial, NRC-licensed, operations.

We may be liable if we fail to comply with federal, state, and local environmental, health and safety laws and regulations. Failing to comply with such laws and regulations, including failing to obtain any necessary permits, could result in substantial fines or enforcement actions. This might require us to stop or curtail operations or conduct or fund remedial or corrective measures, make additional investments into safety-related improvements or perform other actions. The enactment of more stringent laws, regulations or permit requirements or other unanticipated events may arise in the future and adversely impact the market for our products, which could materially and adversely affect our business, financial condition, and results of operations. We could incur substantial costs as a result of a violation of, or liabilities under, environmental laws.

Key materials and components are subject to heightened manufacturing and quality assurance scrutiny and may also be particularly vulnerable to inflationary pressures and cost increases.

The equipment, components, and materials used in nuclear products are subject to a heightened level of manufacturing and quality assurance scrutiny, in compliance with NRC regulations, applicable codes and nuclear industry standards. Moreover, it is critical to demonstrate in reactor design and development that the materials used in manufacturing that will be exposed to radiation will perform in accordance with necessary design parameters. The heightened manufacturing and quality assurance requirements and regulatory oversight limit the number of potential suppliers from whom we can procure many types of equipment, components, and materials used in our reactors, as well as the types of facilities where we can test certain materials. These suppliers and the key materials and essential components may be particularly vulnerable to price increases, as a result of supply and demand dynamics, inflation and other price pressures. As a result, supplier delays, unexpected performance testing results, issues in the manufacturing process or procuring necessary materials, international procurement needs, regulatory compliance issues, component qualification issues or delays, increases in costs as a result of inflation or otherwise, and geopolitical considerations can all impact our ability to perform necessary research and development, assist a customer in licensing a reactor, construct and assist customers in operating a Hadron Energy reactor design. This could impact our project timelines and costs, as well as affect potential customer interest in our reactors.

Our business may be positively or negatively impacted by changes to applicable policies, priorities, regulations, and mandates of multiple governmental entities.

We are subject to a wide variety of laws and regulations relating to various aspects of our business, including with respect to use and possession of radioactive materials; design, manufacture, operations, marketing and export of nuclear technologies; employment and labor; tax; data security of the operational and information technology we use; health and safety; zoning and environmental issues. Laws and regulations at the foreign, federal, state and local levels frequently change and are often interpreted in different ways, especially in relation to new and emerging industries, and we cannot always reasonably predict the impact from, or the ultimate cost of compliance with, current or future regulatory or administrative changes. While we monitor these developments and devote a significant amount of management’s time and external resources towards compliance with these laws, regulations and guidelines, we cannot guarantee that these measures will be satisfactory to regulators or other third parties, such as our customers, who are also subject to extensive governmental regulation. Our efforts to comply with new and changing laws and regulations may result in increased general and administrative expenses and a diversion of management time and attention. Moreover, changes in law, the imposition of new or additional regulations or the enactment of any new or more stringent legislation that impacts our business could require us to change the way we operate and could have a material adverse effect on our sales, profitability, cash flows, financial condition, and lead to regulatory delays that could impact our ability to obtain licenses, certificates, authorizations, permits, approvals, and/or certifications from regulatory agencies (collectively referred to herein as “regulatory approvals”), including the manufacturing license and/or combined operating license necessary for manufacturing and commercialization of our MMRs.

Our Hadron Halos are subject to regulations in all jurisdictions related to nuclear safety, environmental, and financial qualification. Regulatory approvals, such as construction permits and operating licenses issued by the NRC, are necessary for our customers to construct and operate our MMRs. Our plans to deploy Hadron Halos rely on timely receipt of such regulatory approvals in the jurisdictions in which we seek to do business. Such regulatory approval processes may be subject to change, can be technically challenging to address, may result in the imposition of conditions that impact the financial viability of our MMR products, and may also provide opportunities for third parties to lodge objections or seek more stringent requirements for our products.

Lastly, all of our facilities will be subject to regulations regarding human health and safety, wastewater, storm water, air emissions and storage of hazardous materials. If we fail to comply with these laws and regulations, we could be subject to fines or penalties from local, state, and federal regulators.

Our operations and business plans could be significantly impacted by changes in U.S. political support and federal, state, and local government policies and priorities.

The current environment of bipartisan political support of advanced nuclear power technologies at the U.S. federal level could change. Changes in support, in policies, or in priorities by the legislative or executive branch could have impacts on the leadership at the NRC, the DOE, the U.S. Department of Homeland Security, the U.S. Environmental Protection Agency, or any other federal agency which affects policy related to nuclear power. Each of these agencies themselves may experience changes in policies and priorities which impact our operations and business plans. Federal, state, and local policies and priorities could affect regulatory oversight, supply chain availability, tax and other financial incentives or costs, availability of financing, labor force initiatives or restrictions, and many other possible areas.

The NRC also has the authority to issue new regulatory requirements or to change existing requirements. Changes to the regulatory requirements, could require us to incur additional expenses to retrofit any of our nuclear facilities under the NRC’s jurisdiction to bring them into compliance or otherwise adversely affect our results of operations and financial condition.

Additionally, changes in federal, state, or local government policies and priorities can impact the nuclear fuel supply chain. These could include changes in interpretations of regulatory requirements, increased inspection or enforcement activities, changes in budgetary priorities, changes in tax laws and regulations and other government actions or inaction. Any of these local, state, and federal agencies may have the authority to impose civil penalties and additional requirements, which could adversely affect our results of operations.

Changes in governmental agency budgets as well as staffing shortages at national laboratories and other governmental agencies may lengthen our estimated timelines for regulatory approval and construction.

Certain areas of our research and development activities are dependent upon various regulatory approvals and may be undertaken through collaborations with universities or national laboratories. Government agency budgets and staffing are driven by the priorities of leadership at federal agencies as well as policy makers. Many universities rely on federal or state funding to support research and development activities. Changes in governmental agency budgets, personnel, and any resulting staffing shortages may delay our research and development initiatives, including site testing and other activities, and delay or prevent the issuance of required regulatory approvals (e.g., permits or licenses) for our product. Additionally, although we feel that collaborations with universities and national laboratories is beneficial to our research and development activities, collaborations with third parties may increase the cost and effectiveness of our intellectual property protections and create risk of intellectual property infringement. Although we take steps to protect our intellectual property through agreements covering non-disclosure, confidentially and related agreements, such mitigating steps may not be adequate to fully protect our intellectual property portfolio, which could have a negative result on our financial condition and results of operations.

The Hadron Halo design has not yet been approved or licensed for use at any site by the NRC, and approval or licensing of our design is not guaranteed.

Hadron Energy submitted its letter of intent to the NRC in April 2025 and its regulatory engagement plan to the NRC in May 2025. Notwithstanding these actions, the Hadron Halo design has yet been licensed, certified or approved by the NRC, and there are currently no MMRs that have been fully licensed by the NRC. If the NRC disagrees with our, or our customers’, licensing approach or the technical bases supporting the nuclear safety and environmental impact evaluations, the construction and operating license application processes could take longer than currently expected, or a license may not be granted at all, which could materially and adversely affect our business. Further, the NRC could impose conditions in a license that are not acceptable to us or our customers, which could materially and adversely affect our business. Any delays, conditions or unexpected requirements may increase costs for us or our customers and may result in uncertainty regarding the ability to deploy our technology in a predictable way, which may adversely impact our competitiveness.

The public has the ability to intervene in licensing proceedings before the NRC for a reactor.

Under the Atomic Energy Act and the implementing NRC regulations, members of the public, state, or tribal governments may request a public hearing opposing the issuance of any NRC permit or license, or challenging portions of the license or permit application or of the NRC’s review. Certain NRC actions also include provision for a mandatory administrative hearing regardless of whether any contentions are submitted in conjunction with the action. These hearing processes may delay or prevent the issuance of required regulatory approvals (e.g., permits or licenses) for a customer’s MMR.

Even if the Hadron Halo is licensed in the U.S., we must still obtain approvals on a country-by-country basis to deploy our technology, which approvals may be delayed or denied or which may require modification to our design.

Even if the Hadron Halo is licensed, certified and/or approved in the U.S., if we are to deploy our technology in other countries, we must first obtain regulatory approvals for our technology in those countries. The regulatory framework to obtain approvals is complex, varies from country to country, and may involve authorities on a sub-national or local level. Timelines are likely to be longer for initial deployments of our technology in any jurisdiction, as regulatory agencies may not be familiar with our technology and how it differs from the technology used in legacy nuclear power facilities. Moreover, other countries’ approval processes may differ markedly from the NRC process, or they may require that we alter aspects of our design before providing approval. Denial or delay in approvals abroad could materially and adversely affect our business outside of the U.S.

Our business is also subject to stringent U.S. export control laws and regulations. Unfavorable changes in these laws and regulations or U.S. government licensing policies, our failure to secure timely U.S. government authorizations under these laws and regulations, or our failure to comply with these laws and regulations could have a material adverse effect on the company and our ability to expand and thereby affect our business prospects, financial condition, results of operations and cash flows.

The inability to secure and maintain required export licenses or authorizations could negatively impact our ability to compete successfully or market our MMRs outside the U.S. For example, if we were unable to obtain or maintain licenses to export nuclear technology or certain hardware to a particular country, we would be effectively prohibited from exporting our MMRs in that country, which would limit the number of customers to those in the U.S. and in countries where we are able to secure licenses (or where licenses are not required).

Failure to comply with export control laws and regulations could expose us to civil or criminal penalties, fines, investigations, more onerous compliance requirements, loss of export privileges, debarment from government contracts or limitations on our ability to enter into contracts with the U.S. government. Any changes in export control regulations or U.S. government licensing policy, such as that necessary to implement U.S. government commitments to multilateral control regimes, may restrict our market size.

Changes in international trade policies, tariffs and treaties affecting imports and exports may have a material adverse effect on our performance or business prospects.

There have recently been significant changes to international trade policies and tariffs affecting imports and exports. Any significant increases in tariffs on raw materials or supplied components for our reactors could negatively affect our performance or business prospects.

Recently, the U.S. has implemented a range of new tariffs and increases to existing tariffs. In response to the tariffs announced by the U.S., other countries have imposed, are considering imposing, and may in the future impose new or increased tariffs on certain exports from the U.S.. There is currently significant uncertainty about the future relationship between the U.S. and other countries with respect to trade policies, taxes, government regulations and tariffs. and we cannot predict whether, and to what extent, current tariffs will continue or trade policies will change in the future.

Our customers could incur substantial costs as a result of violations of, or liabilities under, environmental laws.

The operations and properties of our customers are subject to a variety of federal, state, local and foreign environmental, health and safety laws and regulations governing, among other things, air emissions, wastewater discharges, management and disposal of hazardous, non-hazardous and radioactive materials and waste and remediation of releases of hazardous materials. Although Hadron Energy’s business is to design and sell technology rather than to construct and own or operate power plants, we must design our technology so it complies with such laws and regulations. Compliance with environmental requirements could require our customers to incur significant expenditures or result in significant restrictions on their operations, and the failure to comply with such laws and regulations, including failing to obtain any necessary permits, could result in substantial fines or enforcement actions, including regulatory or judicial orders enjoining or curtailing operations or requiring our customers to conduct or fund remedial or corrective measures, install pollution control equipment or perform other actions. More vigorous enforcement by regulatory agencies, the future enactment of more stringent laws, regulations or permit requirements, including relating to climate change, or other unanticipated events may arise in the future and adversely impact the market for our products or demand for our products from our customers, which could materially and adversely affect our business, financial condition and results of operations.

Our MMRs may not qualify as low-emissions or emissions-free pursuant to regulatory or incentive frameworks that consider emissions on a lifecycle basis or that otherwise account for fuel-cycle emissions or energy consumption.

While our MMRs generate no air emissions during operations, including no so-called greenhouse gases, our MMRs may nonetheless not qualify as providers of emissions-free, carbon-free, low-carbon or similar generating resources under emissions-limitation schemes that assess emissions on a lifecycle basis or that otherwise consider emissions from energy consumed in our fuel cycle. The failure of our MMRs to qualify for inclusion in emissions reduction or climate change related emissions control schemes, or emissions-based incentive programs may result in higher costs or lower revenues for us or our customers, and may adversely impact the demand for our products from our customers, which could materially and adversely affect our business, financial condition and results of operations.

We may become involved in litigation that may materially adversely affect us.

From time to time, we may become involved in various legal proceedings relating to matters incidental to the ordinary course of our business, including intellectual property, commercial, product liability, employment, class action, whistleblower and other litigation and claims, and governmental and other regulatory investigations and proceedings. Such matters can be time-consuming, divert management’s attention and resources from the operation of our business and cause us to incur significant expenses or liability or require us to change our business practices. Because of the potential risks, expenses and uncertainties of litigation, from time to time, we may settle disputes, even where we believe that we have meritorious claims or defenses. Because litigation is inherently unpredictable, we cannot assure you that the results of any of these actions will not have a material adverse effect on our business.

The post-combination company’s failure to timely and effectively implement controls and procedures required by Section 404(a) of the Sarbanes-Oxley Act that will be applicable to it after the Business Combination is consummated could negatively impact its business.

Hadron Energy is currently not subject to Section 404 of the Sarbanes-Oxley Act. However, upon the consummation of the Business Combination, we will be required to provide management’s attestation on internal controls. The standards required for a public company under Section 404(a) of the Sarbanes-Oxley Act are significantly more stringent than those required of Hadron Energy as a privately held company. Management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements that will be applicable after the Business Combination. If our management is unable to conclude that we have effective internal control over financial reporting, or to certify the effectiveness of such controls, and our independent registered public accounting firm cannot render an unqualified opinion on management’s assessment and the effectiveness of our internal control over financial reporting at such time as it is required to do so, and material weaknesses in our internal control over financial reporting are identified, we could be subject to regulatory scrutiny, a loss of public and investor confidence, and to litigation from investors and shareholders, which could have a material adverse effect on our business and our stock price. In addition, if we do not maintain adequate financial and management personnel, processes and controls, we may not be able to manage our business effectively or accurately report our financial performance on a timely basis, which could cause a decline in our ordinary shares price and adversely affect our business, financial condition and results of operations. Failure to comply with the Sarbanes-Oxley Act could potentially subject us to sanctions or investigations by the SEC, the exchange upon which our securities are listed or other regulatory authorities, which would require additional financial and management resources.

Risks Relating to Tax Matters Applicable to Hadron Energy

Changes in tax, tariff or fiscal policies could adversely affect demand for our products.

Imposition of any additional taxes and levies on our products could adversely affect the demand for our products and our results of operations. Changes in corporate and other taxation policies as well as changes in export and other incentives given by various governments, or import or tariff policies, could also adversely affect our results of operations. Considerable uncertainty surrounds the introduction and scope of tariffs by countries around the world, as well as the potential for trade actions, and the imposition of tariffs and trade restrictions as a result of international trade disputes or changes in trade policies may adversely affect our sales and profitability. The occurrence of any the above may have a material adverse effect on our business, results of operations and financial condition.

Changes to taxation or the interpretation or application of tax laws could have an adverse impact on our results of operations and financial condition.

Our business is expected to be subject to various taxes in different jurisdictions, which include, among others, U.S. federal, state and local taxes, and taxes in these and other jurisdictions where we may deploy MMRs in the future, such as regional trade taxes, value added taxes, excise duty, registration tax and other indirect taxes.

We are exposed to the risk that our overall tax burden may increase in the future.

Changes in tax laws or regulations, or in the position of the relevant authorities regarding the application, administration or interpretation of tax laws or regulations, particularly if applied retrospectively, could have a material adverse effect on our business, results of operations and financial condition.

In addition, tax laws are complex and subject to subjective valuations and interpretive decisions. The tax authorities may not agree with our interpretations of, or the positions we have taken or intend to take on, tax laws applicable to our ordinary activities and extraordinary transactions. In case of challenges by the tax authorities to our interpretations, we could face long tax proceedings that could result in the payment of additional tax and penalties, with potential material adverse effects on our business, results of operations and financial condition.

Risks Related to Hadron Energy’s Capital Resources

Our business requires substantial investment.

At the time of the Business Combination, the aggregate capital anticipated to be held by us will not be sufficient to finance the total capital required for our business plan. To the extent there are significant redemptions in connection with the Business Combination or we are unable to raise the level of capital we contemplate as part of the Business Combination, we will be required to make significant adjustments to our business plans in light of our available capital resources. For example, we will have to reduce future costs, which could materially impact our business plan, including potentially requiring us not to not pursue some of our other strategic objectives and/or limit the resources available to further develop our design, sales and manufacturing efforts.

In order to fulfill our business plan, we will require additional funding. To the extent we require such additional investor funding in the future, such funding may be dilutive to our investors and no assurances can be provided as to terms of any such funding. Any such funding and the associated terms will be highly dependent upon market conditions and the progress of our business at the time we seek such funding. The terms of any financing that we pursue may be less favorable than previously anticipated and could become even less favorable depending on the amount of funds we may require.

Our business is capital intensive. We expect that significant additional capital will be needed in the future to continue our planned operations, including commercialization efforts, expanded research and development activities and costs associated with operating a public company. To raise capital, we may enter into financing arrangements that may be costly or impose certain restrictive covenants or otherwise restrict our ability to seek additional leverage or financing. We may also seek to sell ordinary shares, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell ordinary shares, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing shareholders, and new investors could gain rights, preferences and privileges senior to the holders of our ordinary shares. Pursuant to the New Equity Incentive Plan, which will become effective upon the Closing, the Domesticated GigCapital7 Board will be authorized to grant compensatory equity awards to our employees, directors and consultants. If the number of shares reserved under the New Equity Incentive Plan is increased pursuant to the terms of the New

Equity Incentive Plan, our shareholders (who will become shareholders of Domesticated GigCapital7 at Closing). may experience additional dilution, which could cause the stock price of Domesticated GigCapital7 at Closing, to fall. Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of Domesticated GigCapital7 shares to decline.

Our corporate expenditures, including our corporate level expenses, are subject to numerous risks and uncertainties.

Our current and future operating expenses are uncertain and impacted by various factors outside of our control, including rising costs and other impacts of inflation, evolving regulatory requirements, raw material availability, global conflicts, global supply chain challenges and component manufacturing and testing uncertainties, among other factors. Accordingly, it is possible that our overall expenses and related outspend could be higher than the levels we currently estimate, and any increases could have a material adverse effect on our business, financial condition and results of operations.

We may experience a disproportionately higher impact from inflation and rising costs.

Recently, inflation has increased. Inflation has resulted in, and may continue to result in, higher interest rates and capital costs, higher shipping costs, higher material costs, supply shortages, increased costs of labor and other similar effects. Although the impact of material cost, labor, or other inflationary or economically driven factors will impact the entire nuclear and energy transition industry (including renewable sources of electricity, like solar and wind), the relative impact may not be the same across the industry, and the particular effects within the industry will depend on a number of factors, including material use, design, structure of supply agreements, project management and others, which could result in significant changes to the competitiveness of our technology and our ability to sell the Hadron Halo, which could have a material adverse effect on our business, financial condition and results of operations.

If we incur indebtedness in the future, we could be exposed to risks that could adversely affect our business, financial condition and results of operations.

In the future, we may incur additional indebtedness. Our indebtedness could have significant negative consequences for our security holders, business, results of operations and financial condition by, among other things:

•
increasing our vulnerability to adverse economic and industry conditions;
•
limiting our ability to obtain additional financing;
•
requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for other purposes;
•
limiting our flexibility to plan for, or react to, changes in our business; and
•
placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital.

Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves, to pay any additional indebtedness that we may incur. Any future indebtedness that we may incur may contain financial and other restrictive covenants that will limit our ability to operate our business, raise capital or make payments under our indebtedness. If we fail to comply with such covenants or to make payments under any of our indebtedness when due, then we would be in default under that indebtedness, which could, in turn, result in that indebtedness becoming immediately payable in full and cross-default or cross-acceleration under our other indebtedness and other liabilities.

Our actual operating results may differ significantly from our guidance.

From time to time, we may release guidance in our quarterly earnings releases, quarterly earnings conference calls, or otherwise once we are a public company, regarding our future performance that represents our management’s estimates as of the date of release. This guidance, which includes forward-looking statements, will be based on projections prepared by our management. These projections are not expected to be prepared with a view toward compliance with published guidelines of the American Institute of Certified Public Accountants, and neither our registered public accountants nor any other independent expert or outside party is expected to comply or examine the projections. Accordingly, no such person is expected to express any opinion or any other form of assurance with respect to the projections.

Projections are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control, and are based upon specific assumptions with respect to future business decisions, some of which will change. Any material change to the assumptions or estimates underlying the projections management prepares, or any material overruns or other unexpected increase in costs, could have a material adverse effect on the projections and the guidance on which it is based. The rapidly evolving market in which we operate may make it difficult to evaluate our current business and our future prospects, including our ability to plan for and model future growth. We intend to state possible outcomes as high and low ranges which are intended to provide a sensitivity analysis as variables are changed. However, actual results will vary from our guidance and the variations may be material. The principal reason that we release guidance is to provide a basis for our management to discuss our business outlook as of the date of release with analysts and investors. We do not accept any responsibility for any projections or reports published by any such persons. Investors are urged not to rely upon our guidance in making an investment decision regarding our ordinary shares.

Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances set forth in this “Risk Factors” section could result in our actual operating results being different from our guidance, and the differences may be adverse and material.

Our financial results may vary significantly from quarter to quarter.

We expect our revenue and operating results to vary from quarter to quarter. We may incur significant operating expenses during the start-up and early stages of contracts and may not be able to recognize corresponding revenue in that same quarter. We may also incur additional expenses when contracts are terminated or expire and are not renewed. We may also incur additional expenses during the construction of our planned manufacturing and assembly facilities in the future.

Additional factors that may cause our financial results to fluctuate from quarter to quarter include those addressed elsewhere in this “Risk Factors” section and the following factors, among others:

•
the terms of customer contracts that affect the timing of revenue recognition;
•
variability in demand for our services and solutions;
•
commencement, completion or termination of contracts during any particular quarter;
•
timing of award or performance incentive fee notices;
•
timing of significant bid and proposal costs;
•
the costs of remediating unknown defects, errors or performance problems of our product offerings;
•
restrictions on and delays related to the export of nuclear articles and services;
•
costs related to government inquiries;
•
strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs and joint ventures;
•
strategic investments or changes in business strategy;
•
changes in the extent to which we use subcontractors;
•
seasonal fluctuations in our staff utilization rates;
•
changes in our effective tax rate, including changes in our judgment as to the necessity of the valuation allowance recorded against our deferred tax assets; and
•
the length of sales cycles.

Significant fluctuations in our operating results for a particular quarter could cause us to fall out of compliance with the financial covenants related to our debt, which if not waived, could restrict our access to capital and cause us to take extreme measures to pay down the debt, if any.

If we experience significant fluctuations in our operating results and rate of growth and fail to meet revenue and earnings expectations, our stock price may fall rapidly and without advance notice.

Due to our limited operating history, our unproven and evolving business model and the unpredictability of our emerging industry, we may not be able to accurately forecast our rate of growth. We base our current and future expense levels and our investment plans on estimates of future revenue and future rate of growth. Our expenses and investments are, to a large extent, not fixed and we expect that these expenses will increase in the future. We may not be able to adjust our spending quickly enough if our revenue falls short of our expectations.

Our results of operations depend on both the growth of demand for the products and services we are going to offer in future and the general economic and business conditions throughout the world. A softening of demand for our products and services for any reason will harm our operating results. Terrorist attacks, armed hostilities and wars in the past created, and may in the future create economic and business uncertainty that may also adversely affect our results of operations.

Our revenue and operating results may also fluctuate due to other factors, including:

•
our ability to meet milestones related to the design, development, manufacturing and sales of smaller, cheaper, and safer advanced clean energy solutions, including the Hadron Halo.
•
assumptions relating to the size of the market for our nuclear reactors.
•
unanticipated regulations of nuclear energy that add barriers to our business and have a negative effect on our operations.
•
our estimates of expenses, future revenue, capital requirements and our needs for, or ability to obtain, additional financing.
•
new product and service introductions by our competitors.
•
technical difficulties or interruptions in our service.
•
general economic conditions in our geographic markets.
•
additional investment in our service or operations.
•
regulatory compliance costs.

As a result of these and other factors, we expect that our operating results may fluctuate significantly on a quarterly basis. We believe that period-to period comparisons of our operating results may not be meaningful, and you should not rely upon them as an indication of future performance.

Changes in our accounting estimates and assumptions could negatively affect our financial position and results of operations.

We prepare our financial statements in accordance with U.S. GAAP. These accounting principles require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our financial statements. We are also required to make certain judgments that affect the reported amounts of revenues and expenses during each reporting period. We periodically evaluate our estimates and assumptions including, but not limited to, those relating to business acquisitions, revenue recognition, recoverability of assets including customer receivables, contingencies, valuation of financial instruments, stock-based compensation and income taxes. We base our estimates on historical experience and various assumptions that we believe to be reasonable based on specific circumstances. These assumptions and estimates involve the exercise of judgment and discretion, which may evolve over time in light of operational experience, regulatory direction, developments in accounting principles and other factors. Actual results could differ from these estimates as a result of changes in circumstances, assumptions, policies or developments in the business, which could materially affect our financial statements.

Our ability to pay dividends may be limited and the level of future dividends is subject to change.

We do not expect to pay dividends for the foreseeable future. Payment of dividends on our shares in the future will be subject to business conditions, financial conditions, earnings, cash balances, commitments, strategic plans and other factors that the Board of Directors of Hadron Energy may deem relevant at the time it recommends approval of the dividend. Any dividend policy, once adopted, will be subject to change based on changes in statutory requirements, market trends, strategic developments, capital requirements and a number of other factors. Further, we may not have sufficient cash to pay dividends in cash on our shares. We will be a holding company and our operations will be carried out through our subsidiary. As a result, our ability to pay dividends will primarily depend on the ability of our subsidiary to generate earnings and to provide us with the necessary financial resources.

In order to fulfill our business plan, we will require additional funding. To the extent we require such additional investor funding in the future, such funding may be dilutive to our investors and no assurances can be provided as to terms of any such funding. Any such funding and the associated terms will be highly dependent upon market conditions and the progress of our business at the time we seek such funding. The terms of any financing that we pursue may be less favorable than previously anticipated and could become even less favorable depending on the amount of funds we may require.

Our business plan is capital intensive. We cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. We intend to continue to make investments to support our business, and expect that significant additional capital will be needed in the future to continue our planned operations, including commercialization efforts, expanded research and development activities and costs associated with operating a public company. The amount of additional capital we will need will depend, in part, on the amount of our shares redeemed in connection with the Business Combination. Significant redemptions of the public shares in connection with the Business Combination will reduce the amount of cash available to fund our business plan and would thereby accelerate our need to raise additional capital. To raise capital, we may enter into financing arrangements that may be costly or impose certain restrictive covenants or otherwise restrict our ability to seek additional leverage or financing. We may also seek to sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our common stock. Pursuant to the Domesticated GigCapital7 Incentive Plan, which will become effective upon the Closing, our board is authorized to grant compensatory equity awards to our employees, directors and consultants. If the number of shares reserved under our Domesticated GigCapital7 Incentive Plan is increased pursuant to the terms of the Domesticated GigCapital7 Incentive Plan, our stockholders may experience additional dilution, which could cause our stock price to fall. Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline.

Risks Related to Domesticated GigCapital7’s Securities Following the Consummation of the Business Combination.

The requirements of being a public company in the U.S., if the Proposed Business Combination is completed, may strain the Company’s resources and divert management’s attention, and the increases in legal, accounting and compliance expenses that will result from being a public company in the U.S. may be greater than we anticipate.

Requirements associated with being a public company in the United States will require significant resources and management attention. After the completion of this offering, we will become subject to certain reporting requirements of the Exchange Act, and the other rules and regulations of the SEC, and Nasdaq. We will also be subject to various other regulatory requirements, including the Sarbanes-Oxley Act. We expect these rules and regulations to increase our legal, accounting and financial compliance costs and to make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain directors’ and officers’ liability insurance, which could make it more difficult for us to attract and retain qualified members of our board of directors. We cannot predict or estimate the amount of additional costs we will incur as a public company or the timing of such costs. In addition, complying with rules and regulations and the increasingly complex laws pertaining to public companies will require substantial attention from our senior management, which could divert their attention away from the day-to-day management of our business. These cost increases and the diversion of management’s attention could materially and adversely affect our business, results of operations and financial condition. We will also need to hire additional personnel to support our financial reporting function and may face challenges in doing so.

If the benefits of the Business Combination do not meet the expectations of investors or securities analysts, the market price of Domesticated GigCapital7’s securities may decline.

If the benefits of the Business Combination do not meet the expectations of investors or securities analysts, the market price of Domesticated GigCapital7’s securities may decline. The market values of these securities at the time of the Business Combination may vary significantly from their prices on the date the Business Combination Agreement was executed, the date of this Quarterly Report, or the date on which our shareholders vote on the Business Combination. Because the number of shares to be issued pursuant to the Business Combination Agreement is fixed and will not be adjusted to reflect any changes in the market price of Class A ordinary shares, the market value of shares of Domesticated Purchaser Common Stock and securities convertible into or exercisable for shares of Domesticated Purchaser Common Stock issued in the Business Combination may be higher or lower than the values of these securities on earlier dates.

In addition, following the Business Combination, shares of Domesticated Purchaser Common Stock will not have any redemption rights like the public shares had and fluctuations in the price of shares of Domesticated Purchaser Common Stock could contribute to the loss of all or part of your investment. The trading price of shares of Domesticated Purchaser Common Stock following the Business Combination could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our, Hadron Energy's or Domesticated GigCapital7’s control. Inflationary pressures, increases in interest rates and other adverse economic and market forces may contribute to potential downward pressures in market value of shares of Domesticated Purchaser Common Stock. Additionally, any of the risk factors discussed in this Quarterly Report could have a material adverse effect on your investment and shares of Domesticated Purchaser Common Stock may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of shares of Domesticated Purchaser Common Stock may not recover and may experience a further decline.

Broad market and industry factors may materially harm the market price of shares of Domesticated Purchaser Common Stock irrespective of Domesticated GigCapital7’s operating performance. The stock market in general, and Nasdaq specifically, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your securities at or above the price at which they were acquired. A loss of investor confidence in the market for the stocks of other companies which investors perceive to be similar to Domesticated GigCapital7 could depress Domesticated GigCapital7’s share price regardless of Domesticated GigCapital7’s business, prospects, financial conditions or results of operations. A decline in the market price of Domesticated GigCapital7’s securities also could adversely affect Domesticated GigCapital7’s ability to issue additional securities and Domesticated GigCapital7’s ability to obtain additional financing in the future.

Even if GigCapital7 consummates the Business Combination, there is no guarantee that the Domesticated GigCapital7 warrants will ever be in the money, and they may expire worthless.

Upon consummation of the Business Combination, the GigCapital7 our warrants will become Domesticated GigCapital7 warrants. The exercise price for the Domesticated GigCapital7 warrants will be $11.50 per share of Domesticated Purchaser Common Stock, subject to adjustment. There is no guarantee that the Domesticated GigCapital7 warrants, following the Business Combination, will ever be in the money prior to their expiration, and as such, the Domesticated GigCapital7 warrants may expire worthless.

Your unexpired Domesticated GigCapital7 warrants may be redeemed prior to their exercise at a time that is disadvantageous to you, thereby making your Warrants worthless.

If and when the warrants become redeemable by Domesticated GigCapital7, Domesticated GigCapital7 may exercise its redemption rights if there is an effective registration statement covering the Domesticated Purchaser Common Stock issuable upon exercise of the Domesticated GigCapital7 warrants, and a current prospectus relating thereto, available throughout the 30-day redemption period or Domesticated GigCapital7 has elected to require the exercise of the Domesticated GigCapital7 warrants on a “cashless basis”; provided, however, that if and when the Domesticated GigCapital7 warrants become redeemable by Domesticated GigCapital7, Domesticated GigCapital7 may not exercise such redemption right if the issuance of Domesticated Purchaser Common Stock upon exercise of the Domesticated GigCapital7 warrants is not exempt from registration or qualification under applicable state blue sky laws or Domesticated GigCapital7 is unable to effect such registration or qualification. Redemption of the outstanding Domesticated GigCapital7’s warrants could force you (a) to exercise your Domesticated GigCapital7 warrants and pay the exercise price at a time when it may be disadvantageous for you to do so, (b) to sell your Domesticated GigCapital7 warrants at the then-current market price when you might otherwise wish to hold your Domesticated GigCapital7 warrants or (c) to accept the nominal redemption price which, at the time the outstanding Domesticated GigCapital7 warrants are called for redemption, is likely to be substantially less than the market value of your Domesticated GigCapital7 warrants.

The warrants may have an adverse effect on the market price of the Domesticated Purchaser Common Stock.

We issued 20,000,000 public warrants to purchase 20,000,000 Class A ordinary shares as part of the public units offered in the IPO, and in connection with the closing of the IPO, we issued in private placements an aggregate of 3,719,000 private placement warrants. In addition, our Sponsor may convert up to $1,500,000 of any working capital loans made to GigCapital7 into up to an additional private placement warrants of Domesticated GigCapital7 at a price of $1.00 per warrant at the option of the lender. As of the date of this Quarterly Report, our Sponsor has loaned $0 to us. Upon the Domestication, the Domesticated GigCapital7 warrants will entitle the holders to purchase shares of Domesticated Purchaser Common Stock. Such Domesticated GigCapital7 warrants, when exercised, will increase the number of issued and outstanding shares and may reduce the market price of the Domesticated Purchaser Common Stock.

If Domesticated GigCapital7 does not maintain a current and effective prospectus relating to the shares of Domesticated Purchaser Common Stock issuable upon exercise of the Domesticated GigCapital7 warrants, public holders will only be able to exercise such warrants on a “cashless basis” which would result in a fewer number of shares of Domesticated Purchaser Common Stock being issued to the holder had such holder exercised the warrants for cash.

If Domesticated GigCapital7 does not maintain a current and effective prospectus relating to the Domesticated Purchaser Common Stock issuable upon exercise of the public warrants at the time that holders wish to exercise such Domesticated GigCapital7 warrants, they will only be able to exercise them on a “cashless basis” provided that an exemption from registration is available. As a result, the number of warrant shares that a holder will receive upon exercise of its public warrants will be fewer than it would have been had such holder exercised its warrant for cash. Further, if an exemption from registration is not available, holders would not be able to exercise their warrants on a cashless basis and would only be able to exercise their warrants for cash if a current and effective prospectus relating to the warrant issuable upon exercise of the warrants is available. Under the terms of the warrant agreement, We have agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial business combination, Domesticated GigCapital7 will use its best efforts to file with the SEC a registration statement for the registration under the Securities Act of the warrant shares and thereafter use its best efforts to cause the registration statement to become effective and to maintain the effectiveness of such registration statement until the expiration of the warrants. However, we cannot assure you that Domesticated GigCapital7 will be able to do so. If Domesticated GigCapital7 is unable to do so, the potential “upside” of the holder’s investment in our company may be reduced or the warrants may expire worthless. In no event will Domesticated GigCapital7 be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that Domesticated GigCapital7 is unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws. If the issuance of the shares of Domesticated Purchaser Common Stock upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrants shall not be entitled to exercise such warrants and such warrants may have no value and expire worthless. In such event, holders who acquired their public warrants as part of a purchase of public units will have paid the full unit purchase price solely for the Class A ordinary shares included in the public units. Notwithstanding the foregoing, the private placement warrants may be exercisable for unregistered warrant shares for cash even if the prospectus relating to the warrant shares issuable upon exercise of the warrants is not current and effective.

If the Merger does not qualify as a reorganization under Section 368(a) of the Code, U.S. Holders of Hadron Energy stock may be required to pay substantial U.S. federal income taxes.

We and Hadron Energy intend for the Merger to qualify as a “reorganization” within the meaning of Section 368(a) of the Code. In connection with the filing of the registration statement, Duane Morris LLP intends to deliver an opinion to the effect that, on the basis of the facts, representations and assumptions set forth or referred to in such opinion, the Merger should qualify as a “reorganization” within the meaning of Section 368(a) of the Code. The obligations of each of us and Hadron Energy to complete the Merger, however, are not conditioned on the receipt of any such opinion. Such opinion of counsel will be based on customary assumptions and certain of our representations, warranties, and covenants, Hadron Energy, and Merger Sub. If any of these assumptions, representations, warranties, or covenants is or becomes incorrect, incomplete, or inaccurate, or is violated, or if there is a change in U.S. federal income tax law after the date of such opinion of counsel, the validity of such opinion of counsel may be adversely affected. Any opinion of counsel represents a counsel’s legal judgment but is not binding on the IRS or any court. Neither we nor Hadron Energy intends to request a ruling from the IRS with respect to the tax treatment of the Merger, and as a result, no assurance can be given that the IRS will not challenge the treatment of the Merger as a “reorganization” within the meaning of Section 368(a) of the Code or that a court would not sustain such a challenge. If the Merger does not qualify as a “reorganization” within the meaning of Section 368(a) of the Code, then a U.S. Holder that exchanges its Hadron Energy stock for Domesticated GigCapital7 stock in the Merger would recognize taxable gain or loss in connection with such exchange and could be subject to substantial U.S. federal income taxes.

The proposed Domesticated GigCapital7 Certificate of Incorporation will provide, subject to limited exceptions, that the courts of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

The proposed Domesticated GigCapital7 Certificate of Incorporation will require, to the fullest extent permitted by law, that derivative actions brought in our name, actions against directors, officers and employees for breach of fiduciary duty and other similar actions may be brought in the Court of Chancery of the State of Delaware or, if that court does not have jurisdiction, a state court located within the State of Delaware or the federal district court for the District of Delaware. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in the Domesticated GigCapital7 Certificate of Incorporation. In addition, the Domesticated GigCapital7 Certificate of Incorporation will provide that this choice of forum does not apply to any complaint asserting a cause of action under the Securities Act and the Exchange Act. Finally, the Domesticated GigCapital7 Certificate of Incorporation will provide that federal district courts of the United States will be the exclusive forum for the resolution of any complaint asserting a cause of action under the Securities Act or the Exchange Act.

While the Delaware Supreme Court has upheld provisions of the certificates of incorporation of other Delaware corporations that are similar to the exclusive forum provision in the proposed Domesticated GigCapital7 Certificate of Incorporation, there is uncertainty as to whether courts will enforce the exclusive forum provision in the proposed Domesticated GigCapital7 Certificate of Incorporation. In that regard, Section 22 of the Securities Act provides that federal and state courts have concurrent jurisdiction over lawsuits brought under the Securities Act or the rules and regulations thereunder. To the extent the exclusive federal forum provision for causes of action arising under the Securities Act restricts the courts in which claims arising under the Securities Act may be brought, there is uncertainty as to whether a court would enforce such a provision. Shareholders cannot waive compliance with the federal securities laws and the rules and regulations thereunder.

The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in the Domesticated GigCapital7 Certificate of Incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

Following the Business Combination, Domesticated GigCapital7 expects to qualify as a “controlled company” within the meaning of the Nasdaq corporate governance rules and may rely on available exemptions to corporate governance standards available to a “controlled company” that differ significantly from Nasdaq corporate governance listing standards applicable to domestic U.S. companies. These practices may afford less protection to shareholders than they would enjoy if Domesticated GigCapital7 complied fully with Nasdaq corporate governance listing standards.

Domesticated GigCapital7 expects to qualify as a “controlled company” as defined under the Nasdaq rules because Mr. Gibson, Founder, Chief Executive Officer and Director, will own more than 50% of the total voting power of all issued and outstanding Domesticated GigCapital Common Stock following the Business Combination. For so long as Domesticated GigCapital7 remains a controlled company under that definition, it is permitted to elect to rely, and may rely, on certain exemptions from Nasdaq corporate governance rules.

As a “controlled company”, Domesticated GigCapital7 is permitted to elect to rely, and may rely, on certain exemptions from corporate governance rules, including (i) an exemption from the rule that a majority of our board of directors must be independent directors; (ii) an exemption from the rule that director nominees must be selected or recommended solely by independent directors; and (iii) an exemption from the rule that the compensation committee must be comprised solely of independent directors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Founder and Consulting Shares

During the period from May 8, 2024 (date of inception) to September 30, 2025, the Founder purchased a net 12,207,246 Class B ordinary shares (the “Founder Shares”), of which an additional 2,000,000 Class B ordinary shares were forfeited on October 25, 2024 following the Underwriters’ decision not to exercise the over-allotment option, for an aggregate purchase price of $100,000, or $0.00819186 per share. Additionally, on June 6, 2024, 300,000 Class B ordinary shares were sold for $3,000 to a consultant for its consulting services in connection with the Offering.

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

Private Placement Warrants

The Founder purchased from the Company an aggregate of 3,719,000 private placement warrants, at a price of $0.01561 per private placement warrant in a private placement that occurred simultaneously with the completion of the Offering. Each whole private placement warrant will be exercisable for $11.50 per share, and the exercise price of the private placement warrants may be adjusted in certain circumstances as described in Note 6 of the accompanying Notes to Unaudited Condensed Consolidated Financial Statements. Under the terms of the Warrant Agreement, the Company has agreed to use its best efforts to file a new registration statement under the Securities Act, following the completion of the Company’s business combination.

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

As of September 30, 2025, we had cash of $405,404 held outside the Trust Account for working capital purposes.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
2.1	Business Combination Agreement, dated September 27, 2025, by and among GigCapital7 Corp., MMR Merger Sub, Inc., and Hadron Energy, Inc.
3.1**	Amended and Restated Memorandum and Articles of Association
4.1***	Specimen Unit Certificate
4.2***	Specimen Class A Ordinary Share Certificate
4.3***	Specimen Warrant Certificate
4.4**	Warrant Agreement, dated August 28, 2024, by and between the Company and Continental Stock Transfer & Trust Company
10.1	Sponsor Support Agreement, dated September 27, 2025, by and among GigAcquisitions7 Corp. and Hadron Energy, Inc.
10.2	Transaction Support Agreement dated September 27, 2025, by and among GigCapital7 Corp. and certain of the stockholders of Hadron Energy, Inc. named in the Transaction Support Agreement.
10.3**	Insider Letter Agreement, dated August 28, 2024, by and among the Company, each of its officers and directors and the Sponsor
10.4**	Warrant Purchase Agreement, dated August 28, 2024, by and between the Company and the Sponsor
10.5**	Registration Rights Agreement, dated August 28, 2024, by and among the Company, the Sponsor, consultant, and non-managing investors
10.6**	Investment Management Trust Agreement, dated August 28, 2024, by and between the Company and Continental Stock Transfer & Trust Company
10.7**	Administrative Services Agreement, dated August 28, 2024, by and among the Company and GigManagement, LLC
10.8**	Form of Indemnification Agreement
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

** Previously filed with that certain Current Report on Form 8-K filed with the Securities and Exchange Commission on August 28, 2024, and incorporated herein by reference.

*** Previously filed with that certain Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 26, 2024, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: November 14, 2025	By:	/s/ Dr. Avi S. Katz
Dr. Avi S. Katz
Chief Executive Officer and Chairman (Principal Executive Officer)

Date: November 14, 2025	By:	/s/ Christine M. Marshall
Christine M. Marshall
Chief Financial Officer (Principal Financial and Accounting Officer)