Form 10-K
period 2025-12-31
GigCapital7 Corp.
filed 2026-03-06
CIK 2023730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the Registrant’s Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant, as of the last day of the registrant’s most recently completed second quarter was $207.6 million.

As of March 5, 2026 20,000,000 Class A ordinary shares, par value $0.0001 per share and 13,333,333 Class B ordinary shares, par value $0.0001 per shares, were issued and outstanding.

i

CERTAIN TERMS

References in this Annual Report on Form 10-K (the “Annual Report”) to “we,” “us,” “our,” “GigCapital7” or the “Company” refer to GigCapital7 Corp. References to our “management” or our “management team” refer to our directors and executive officers. References to the “Sponsor” refer to GigAcquisitions7 Corp. References to "Initial Shareholders" refer to holders of our founders shares and private placement shares acquired prior to or concurrent with the initial public offering. References to "Founder Shares" refer to the initial shares initially purchased by the Founder. References to "Private Placement Warrants" refer to the warrants sold to the Sponsor in a private placement. References to “Completion Window” means the period that runs for 21 months from the closing of the IPO (as defined below), in which GigCapital7 needs to complete an initial business combination. References to “Working Capital Loan” means a loan made to GigCapital7 by the Sponsor or an affiliate of the Sponsor, or certain of GigCapital7’s officers and directors in order to cover ongoing expenses related to GigCapital7’s operations and the consummation of the business combination and to finance transaction costs in connection with an initial business combination. References to “Registration Rights Agreement” means the Amended and Restated Registration Rights Agreement which amends and restates the Registration Rights Agreement, dated August 28, 2024, by and among GigCapital7, the Sponsor and certain other security holders named therein, to be entered into by and among Domesticated GigCapital7 (as defined below), the Sponsor and certain other parties thereto upon the completion of the proposed business combination (the “Business Combination”) to be consummated pursuant to that certain Business Combination Agreement by and between GigCapital7, its wholly-owned subsidiary, MMR Merger Sub, Inc., a Delaware corporation (“Merger Sub”), and Hadron Energy, Inc., a Delaware corporation (“Hadron Energy”), dated September 27, 2025 (the “Business Combination Agreement”). References to “Domesticated Purchaser Common Stock” means the common stock of Domesticated GigCapital7 into which each then issued and outstanding Class A ordinary share of GigCapital7 (each a “Class A ordinary share”) shall automatically convert upon the domestication of GigCapital7 to Delaware (the “Domestication”) and each currently issued Class B ordinary share of GigCapital will ultimately convert following both the Domestication and the Merger (as defined below) provided for in the Business Combination Agreement, each on a one-for-one basis .

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

PART I

Item 1. Business.

Overview

We are a blank check company incorporated on May 8, 2024, as a Cayman Islands exempted company and formed for the purpose of effecting a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. GigCapital7 has neither engaged in any operations other than in connection with the transactions contemplated by the Business Combination Agreement (such transactions, the “Transactions”) nor generated any operating revenues to date.

Our efforts to identify a prospective target business have not been limited to a particular industry or geographic region, although we focused on companies in the technology, media, and telecommunications (“TMT”), artificial intelligence and machine learning (“AI/ML”), cybersecurity, medical technology and medical equipment (“MedTech”), semiconductor and sustainable industries. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the sale of the private placement warrants, our common equity or any preferred equity that we may create in accordance with the terms of our charter documents, debt, or a combination of cash, common or preferred equity and debt.

We seek to capitalize on the significant experience and contacts of our management team to complete our initial business combination. We believe our management team’s distinctive background and record of acquisition and operational success could have a transformative impact on verified target businesses.

Formation and Initial Public Offering

At the formation of GigCapital7 on May 8, 2024, the Sponsor acquired one Class B ordinary share, par value $0.0001 per share, of GigCapital7 (each, a “Class B ordinary share” and together with the Class A ordinary shares, the “Ordinary Shares”) for a purchase price of $0.0001. Subsequently on May 31, 2024, the Sponsor purchased 16,999,999 Class B ordinary shares from us for an aggregate purchase price of $100,000, or $0.00588235 per share. Following the May 31, 2024 purchase, the Sponsor surrendered 300,000 Class B ordinary shares to GigCapital7 for no consideration, resulting in the Sponsor holding 16,700,000 Class B ordinary shares. On June 6, 2024, GigCapital7 issued 300,000 Class B ordinary shares to a consultant for its consulting services in the initial public offering (“IPO”) for a purchase price of $0.01 per share, or an aggregate purchase price of $3,000. On July 29, 2024 and August 28, 2024, the Sponsor surrendered to GigCapital7 for no consideration an additional 659,417 Class B ordinary shares and 3,833,337 Founder Shares, respectively, resulting in the Sponsor holding 12,207,246 Class B ordinary shares. The Sponsor forfeited 2,000,000 Founder Shares upon the underwriters’ decision not to exercise the over-allotment option in full on October 25, 2024. On August 27, 2025, the Sponsor gifted 100,000 Class B ordinary shares to a non-affiliated charitable organization. On January 21, 2026, the Sponsor transferred 175,000 Class B ordinary shares to a non-affiliated third party for $148,750. As a result of these transactions, as of the date of this Annual Report, the Sponsor holds 9,932,246 Founder Shares, a non-affiliated charitable organization holds 100,000 Founder Shares, a non-affiliated third party investor holds 175,000 Founder Shares and the consultant holds 300,000 Class B ordinary shares. Additionally, thirteen groups of institutional investors (none of which are affiliated with any member of our management, our Sponsor or any other investor) hold an aggregate of 2,826,087 Class B ordinary shares purchased at $1.15 per share.

Simultaneously with the closing of the IPO, GigCapital7 consummated the sale of an aggregate of 3,719,000 Private Placement Warrants at a price of $0.01561 per Private Placement Warrant, in a private placement to the Sponsor, generating gross proceeds of $58,060.

A total of $200,000,000 ($10.00 per GigCapital7 Unit) from the net proceeds of the sale of the Private Placement Warrants was placed in a trust account (“Trust Account”) maintained by Continental Stock Transfer & Trust Company (“Continental”), acting as trustee.

Business Combination Agreement

On September 27, 2025, GigCapital7 entered into the Business Combination Agreement with Hadron Energy and Merger Sub, pursuant to which, among other things, subject to shareholder approval, following the Domestication, Merger Sub will merge with and into Hadron Energy, with Hadron Energy surviving as a wholly-owned subsidiary of GigCapital7 (the “Merger”), resulting in a combined company whereby Domesticated GigCapital7 will become the parent company of Hadron Energy and be renamed Hadron Energy, Inc., and substantially all of the assets and the business of the combined company will be held by Hadron Energy, Inc.

On December 12, 2025, the parties entered into a first amendment to the Business Combination Agreement, pursuant to which the parties expanded the size of the post-Closing Board of Directors to eight (8) members.

Prior to and as a condition of the closing of the Business Combination (the “Closing”), pursuant to GigCapital7 domesticating in the Domestication as a Delaware corporation (“Domesticated GigCapital7”) GigCapital7 will change its jurisdiction of incorporation by migrating to and domesticating as a Delaware corporation in accordance with Section 388 of the DGCL, as amended.

We are not presently engaged in, and we will not engage in, any operations until the consummation of the Business Combination. We intend to effectuate the Business Combination using cash held in the Trust Account and shares issued to Hadron Energy.

If not all of the funds released from the Trust Account are used from redemptions of Class A ordinary shares, we may use the balance of the cash released to us from the Trust Account for general corporate purposes, including to pay transaction expenses and for GigCapital7’s working capital.

General

Our management team has significant hands-on experience helping companies optimize their existing and new growth initiatives. Further, we intend to share best practices and key learnings, gathered from our management team’s operating and investing experience, through their more than 30 years of experience in the public markets and more so the last eight years as repeat sponsors of special purpose acquisition company (“SPAC”) entities, as well as strong relationships in the TMT, cybersecurity and MedTech industries, to help shape corporate strategies. Additionally, our management team has operated and invested in leading global TMT, cybersecurity and MedTech companies across their corporate life cycles and has developed deep relationships with key large multi-national organizations, global leaders and executives, and private and public investors. We believe that these relationships and our management team’s know-how present a significant opportunity to help drive strategic dialogue, access new customer and strategic partner relationships, and achieve global ambitions to unlock value through the business combination closing, as well as following the completion of our initial business combination for a horizon of 3-5 years. Our business strategy is to identify and complete our initial business combination with a company that complements the experience of our management team and can benefit from our management team’s operational expertise. Our Company’s unique expertise offers a comprehensive framework for a publicly traded company to foster both organic and strategic growth initiatives within its operational ecosystem. Our selection process leveraged with our management team’s broad and deep relationship network and unique TMT, AI/ML, cybersecurity, MedTech, semiconductors and sustainable industries expertise, including proven deal-sourcing and structuring capabilities, to provide us with a multitude of business combination opportunities. Our management team has experience:

•
operating companies, setting and changing strategies, and identifying, mentoring and recruiting world-class talent;
•
developing and growing companies, both organically and inorganically, and expanding the product ranges and geographic footprints of a number of businesses;
•
sourcing, structuring, acquiring and selling businesses and achieving synergies to create shareholder value at the initial stages of the public life cycle and through long-term operational horizon;
•
establishing a wide deal flow and efficient methodology of screening superior M&A targets worldwide;
•
partnering with industry-leading companies to increase sales and improve the competitive position of those companies;
•
addressing business and technological changes in an evolving global TMT, AI/ML, cybersecurity, MedTech, semiconductor and sustainable industries’ landscape;

•
evaluating the viability of emerging TMT, AI/ML, cybersecurity, MedTech, semiconductor and sustainable business models;
•
executing IPOs and providing complete “one stop shop” services required for a successful process of becoming public, including, but not limited to, access to investors, legal and accounting support, investment and commercial banking services, investor and public relations services, and human resources services;
•
fostering relationships with sellers, capital providers and target management teams; and
•
accessing the capital markets across various business cycles, including financing businesses and assisting companies with the transition to public ownership.

Our Sponsor and Its Affiliates

Our Sponsor, GigAcquisitions7 Corp., was responsible for organizing, directing and managing the business and affairs of GigCapital7 from its inception until consummation of the IPO. The Sponsor’s activities included identifying and negotiating terms with the representative of the underwriters in the IPO, other third-party service providers such as GigCapital7’s auditors and legal counsel, and GigCapital7’s original directors and officers. Since the GigCapital7 IPO, an affiliate of the Sponsor, GigManagement, LLC, has assisted GigCapital7’s management in identifying and negotiating terms with prospective target companies, including Hadron Energy. The Sponsor has had no operations outside of the responsibilities described above that it has fulfilled to GigCapital7.

Notwithstanding our management team’s past experiences, past performance is not a guarantee (i) that we will be able to identify a suitable candidate for our initial business combination or (ii) that we will provide an attractive return to our shareholders from any business combination we may consummate. You should not rely on the historical record of GigAcquisitions7 Corp.’s and our management’s performance as indicative of our future performance.

Business Operations

GigCapital7 has neither engaged in any operations nor generated any revenues to date. GigCapital7’s only activities since inception have been organizational activities, those necessary to prepare for the IPO and to identify a target business for the business combination. GigCapital7 does not expect to generate any operating revenues until after completion of its initial business combination. GigCapital7 generates non-operating income in the form of interest income on cash and marketable securities raised during the IPO. There has been no significant change in GigCapital7’s financial or trading position and no material adverse change has occurred since the date of GigCapital7’s audited balance sheet as of December 31, 2024 as filed with the Securities and Exchange Commission (“SEC”) on March 6, 2025. GigCapital7 expects to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

The registration statement for the Company’s IPO was declared effective on August 28, 2024. On August 30, 2024, the Company consummated the IPO of 20,000,000 GigCapital7 Units, generating gross proceeds of $200,000,000.

Simultaneously with the closing of the IPO, the Company consummated the (i) the sale of 2,826,087 Class B ordinary shares to certain institutional investors at $1.15 per share, generating gross proceeds of $3,250,000, and (ii) the sale to the Sponsor of 3,719,000 Private Placement Warrant at a price of $0.01561 per warrant, generating gross proceeds of $58,060.

Following the closing of the IPO, an amount of $200,000,000 from the net proceeds of the sale of the GigCapital7 Units was placed in the Trust Account with Continental acting as trustee and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of one hundred eight-five (185) days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as amended, as determined by the Company, until the earlier of: (i) the completion of an initial business combination or (ii) the distribution of the Trust Account to the Company’s stockholders, as described below.

Transaction costs incurred in connection with the IPO amounted to $1,319,918, consisting of $600,000 of underwriting fees and $1,019,918 of offering costs, partially offset by the reimbursement of $300,000 of offering expenses by the underwriters. Following the closing of the IPO, substantially all of GigCapital7’s business activities consisted of identifying potential targets preparing to consummate the Business Combination.

The GigCapital7 management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a business combination. There is no assurance that GigCapital7 will be able to complete a business combination successfully. GigCapital7 must complete an initial business combination having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the underwriting commissions and taxes payable) at the time of the agreement to enter into the initial business combination. GigCapital7 will only complete a business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

GigCapital7 will provide its stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a business combination either (i) in connection with a stockholder meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether GigCapital7 will seek stockholder approval of a business combination or conduct a tender offer will be made by GigCapital7, solely in its discretion. The stockholders will be entitled to redeem their shares for a pro rata portion of the amount then in the Trust Account (initially following the IPO, $10.00 per share), plus any pro rata interest earned on the funds held in the Trust Account and not previously released to GigCapital7 to pay its tax obligations. There will be no redemption rights upon the completion of a business combination with respect to GigCapital7’s warrants.

GigCapital7 intends to proceed with a business combination only if GigCapital7 has net tangible assets of at least $5,000,001 upon such consummation of a business combination unless a shareholder proposal to approve an amendment to the amended and restated memorandum and articles of association of GigCapital7 (as may be amended from time to time, the “Cayman Constitutional Documents”) to eliminate the limitation is approved and, if a majority of the outstanding shares voted are voted in favor of the business combination. If a stockholder vote is not required and GigCapital7 does not decide to hold a stockholder vote for business or other legal reasons, GigCapital7 will, pursuant to its Cayman Constitutional Documents, conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a business combination. If GigCapital7 seeks stockholder approval in connection with a business combination, GigCapital7’s Sponsor has agreed to vote its Founder Shares and any Public Shares purchased by it during or after the IPO in favor of approving a business combination. Additionally, each holder of our public shares (the “Public Shareholders”) may elect to redeem their Public Shares, regardless of whether they vote for or against a business combination.

If GigCapital7 seeks stockholder approval of a business combination and it does not conduct redemptions pursuant to the tender offer rules, GigCapital7’s proposed new certificate of incorporation of Domesticated GigCapital7 (the “Proposed Interim Certificate of Incorporation”) provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to 10% or more of the Public Shares, without GigCapital7’s prior written consent.

The Sponsor has agreed to (a) waive their redemption rights with respect to their Founder Shares and Public Shares (if any) in connection with the completion of the initial business combination; (b) waive their redemption rights with respect to their Founder Shares and Public Shares (if any) in connection with a shareholder vote to approve an amendment to the Cayman Constitutional Documents; (c) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete the initial business combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if GigCapital7 fails to complete the initial business combination within the Completion Window and to liquidating distributions from assets outside the Trust Account; and (iv) vote any Founder Shares held by them and any Public Shares purchased during or after the IPO (including in open market and privately negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the business combination) in favor of the initial business combination.

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to GigCapital7 if and to the extent any claims by a third party for services rendered or products sold to GigCapital7, or a prospective target business with which GigCapital7 has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.00 per Public Share or (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay our taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and will not apply to any claims under GigCapital7’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. GigCapital7 will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except GigCapital7’s independent registered public accounting firm), prospective target businesses or other entities with which GigCapital7 does business, execute agreements with GigCapital7 waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Acquisition Process

In evaluating Hadron Energy as a prospective target business, GigCapital7 conducted a due diligence review which has encompassed, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as applicable, as well as a review of financial, operational, legal and other information about the target and its industry which have been made available to us. GigCapital7’s management devoted significant energy to structuring and negotiating the terms of the business combination transaction with Hadron Energy.

Initial Business Combination

Nasdaq rules require that GigCapital7 must complete one or more business combinations having an aggregate fair market value at the time of the execution of a definitive agreement for GigCapital7’s initial business combination of at least 80% of the value of the assets held in the Trust Account (excluding the underwriting commissions and taxes payable on the interest earned on the Trust Account). The GigCapital7 Board concluded that the fair market value of the business of Hadron Energy on September 27, 2025 was in excess of 80% of the assets held in the Trust Account (excluding any taxes payable on the interest earned on the Trust Account).

GigCapital7 structured the Business Combination so that the post-transaction company in which the Public Shareholders own shares will own or acquire 100% of the equity interests or assets of the target business of Hadron Energy.

GigCapital7 is not prohibited from pursuing an initial business combination with a company that is affiliated with its Sponsor, officers or directors, non-managing investors or completing the business combination through a joint venture or other form of shared ownership with GigCapital7’s Sponsor, officers or directors, or non‑managing investors, but has chosen not to do so. In the event that GigCapital7 were to seek to complete its initial business combination with a company that is affiliated (as defined in GigCapital7’s amended and restated memorandum and articles of association) with GigCapital7’s Sponsor, officers or directors, GigCapital7, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, stating that the consideration to be paid by GigCapital7 in such an initial business combination is fair to GigCapital7 from a financial point of view. GigCapital7 is not required to obtain such an opinion in any other context, and has not done for the Business Combination with Hadron Energy.

GigCapital7 filed a registration statement on Form 8-A with the SEC to voluntarily register its securities under Section 12 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. As a result, GigCapital7 is subject to the rules and regulations promulgated under the Exchange Act. GigCapital7 has no current intention of filing a Form 15 to suspend reporting or other obligations under the Exchange Act prior or subsequent to the consummation of its initial business combination.

Corporate Information

GigCapital7’s executive offices are located at 1731 Embarcadero Rd., Suite 200, Palo Alto, CA 94303, and its telephone number is (650) 276-7040.

GigCapital7 is a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, GigCapital7 has applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (Revised) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law that is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to GigCapital7 or its operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of GigCapital7’s shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by GigCapital7 to its shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of GigCapital7.

GigCapital7 is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in GigCapital7’s periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find GigCapital7’s securities less attractive as a result, there may be a less active trading market for GigCapital7’s securities and the prices of GigCapital7’s securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. GigCapital7 intends to take advantage of the benefits of this extended transition period.

GigCapital7 will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the closing of the IPO, (b) in which GigCapital7 has total annual gross revenue of at least $1.235 billion, or (c) in which GigCapital7 is deemed to be a large accelerated filer, which means the market value of GigCapital7’s common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which GigCapital7 has issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to emerging growth company will have the meaning associated with it in the JOBS Act.

Additionally, GigCapital7 is a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. GigCapital7 will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of its ordinary shares held by non-affiliates equals or exceeds $250 million as of the prior June 30th, and (2) its annual revenues equaled or exceeded $100 million during such completed fiscal year or the market value of its ordinary shares held by non-affiliates equals or exceeds $700 million as of the prior June 30th.

Financial Position

As of December 31, 2025, we held cash and marketable securities in the amount of $211,637,310 in the Trust Account. With the funds available, GigCapital7 offers a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because GigCapital7 is able to complete our initial business combination using its cash, debt or equity securities, or a combination of the foregoing, GigCapital7 has the flexibility to use the most efficient combination that will allow GigCapital7 to tailor the consideration to be paid to the target business to fit its needs and desires. However, GigCapital7 has not entered into any agreements to secure third party financing and there can be no assurance it will be available to GigCapital7.

Limited Ability to Evaluate the Target’s Management Team

Although GigCapital7 intends to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting its initial business combination with that business, GigCapital7’s assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company.

Furthermore, the future role of members of GigCapital7’s management team, if any, in the target business cannot presently be stated with any certainty, although it has been agreed in accordance with the Business Combination Agreement that certain members of the board of directors of GigCapital7 will remain on the board of the directors of the post-combination company. The determination as to whether any of the members of GigCapital7’s management team will remain with the combined company in any other capacity will be made at the time of its initial business combination. While it is possible that one or more of GigCapital7’s directors will remain associated in some capacity with Domesticated GigCapital7 following its initial business combination, it is unlikely that any of them will devote their full efforts to Domesticated GigCapital7’s affairs subsequent to its initial business combination. Moreover, GigCapital7 cannot assure you that members of its management team will have significant experience or knowledge relating to the operations of the particular target business.

GigCapital7 cannot assure you that any of its key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of GigCapital7’s key personnel will remain with the combined company will be made at the time of our initial business combination.

Following an initial business combination, Domesticated GigCapital7 may seek to recruit additional managers to supplement the incumbent management of the target business. GigCapital7 cannot assure you that it will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholder Approval of the Business Combination

Under the GigCapital7 Cayman Constitutional Documents, because GigCapital7 is seeking shareholder approval in connection with the Business Combination, it may only complete such the Business Combination if it receives an ordinary resolution, being the affirmative vote of the holders of a majority of the issued and outstanding Ordinary Shares, who, being present in person or by proxy and entitled to vote thereon at the extraordinary general meeting, vote at the extraordinary general meeting. Further, pursuant to the GigCapital7’s Cayman Constitutional Documents, in connection with such shareholder approval, GigCapital7 must provide its Public Shareholders with the opportunity to redeem their Public Shares.

Permitted Purchases of GigCapital7 Securities

If GigCapital7 seeks stockholder approval of its initial business combination and GigCapital7 does not conduct redemptions in connection with its initial business combination pursuant to the tender offer rules, GigCapital7’s Sponsor, initial stockholders, directors, officers, advisors or their affiliates may purchase shares or Public Warrants in privately negotiated transactions or in the open market either prior to or following the completion of GigCapital7’s initial business combination. There is no limit on the number of shares GigCapital7’s initial stockholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material nonpublic information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. GigCapital7 does not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. None of the funds held in the Trust Account will be used to purchase shares or Public Warrants in such transactions prior to completion of GigCapital7’s initial business combination.

The purpose of any such purchases of shares could be to vote such shares in favor of the initial business combination and thereby increase the likelihood of obtaining stockholder approval of the initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of GigCapital7’s initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of Public Warrants could be to reduce the number of Public Warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with GigCapital7’s initial business combination. Any such purchases of GigCapital7’s securities may result in the completion of its initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of GigCapital7’s shares of common stock or warrants may be reduced and the number of beneficial holders of GigCapital7’s securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of GigCapital7’s securities on a national securities exchange.

GigCapital7’s Sponsor, officers, directors and/or their affiliates anticipate that they may identify the stockholders with whom GigCapital7’s Sponsor, officers, directors or their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by GigCapital7’s receipt of redemption requests submitted by stockholders following GigCapital7’s mailing of proxy materials in connection with its initial business combination. To the extent that GigCapital7’s Sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the Trust Account or vote against GigCapital7’s initial business combination, whether or not such stockholder has already submitted a proxy with respect to GigCapital7’s initial business combination. GigCapital7’s Sponsor, officers, directors, advisors or their affiliates will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by GigCapital7’s Sponsor, officers, directors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. GigCapital7’s Sponsor, officers, directors and/or their affiliates will not make purchases of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchases are subject to such reporting requirements.

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

GigCapital7 will provide its Public Shareholders with the opportunity to redeem, regardless of whether they abstain, vote for, or vote against, GigCapital7’s initial business combination, all or a portion of their Public Shares upon the completion of GigCapital7’s initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two (2) Business Days prior to the consummation of GigCapital7’s initial business combination, including interest earned on the funds held in the Trust Account (less taxes payable), divided by the number of then outstanding Public Shares, subject to the limitations and on the conditions described herein. The amount in the Trust Account is as of the close of business on March 1, 2026 is $10.64321 per Public Share. There will be no redemption rights upon the completion of GigCapital7’s initial business combination with respect to its warrants. GigCapital7’s Sponsor, officers and directors have entered into a letter agreement (the “Letter Agreement”) with us, pursuant to which they have agreed to waive their redemption rights with respect to their Class B ordinary shares and any Public Shares they may have acquired during or after the IPO in connection with the completion of GigCapital7’s initial business combination.

Manner of Conducting Redemptions

GigCapital7 will provide its Public Shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the business combination or (ii) without a shareholder vote by means of a tender offer. Although the decision as to whether GigCapital7 will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement or whether GigCapital7 were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules), GigCapital7 is seeking shareholder approval of the Business Combination with Hadron Energy. Furthermore, so long as we obtain and maintain a listing for our securities on Nasdaq, GigCapital7 will be required to comply with Nasdaq’s shareholder approval rules.

The requirement that GigCapital7 provide its Public Shareholders with the opportunity to redeem their Public Shares by one of the two methods listed above are contained in provisions of our amended and restated memorandum and articles of association and will apply whether or not GigCapital7 maintains its registration under the Exchange Act or our listing on Nasdaq. Such provisions may be amended if approved by a special resolution, which requires the affirmative vote of the holders of at least 66 2⁄3% of the ordinary shares, who, being entitled to do so, vote in person or by proxy at a general meeting of the company, so long as GigCapital7 offers redemption in connection with such amendment.

If GigCapital7 provides its Public Shareholders with the opportunity to redeem their Public Shares in connection with a general meeting, GigCapital7 will, pursuant to the Cayman Constitutional Documents:

•
conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and
•
file proxy materials with the SEC.

In the event that GigCapital7 seeks shareholder approval of its initial business combination, GigCapital7 will distribute proxy materials and, in connection therewith, provide its Public Shareholders with the redemption rights described above upon completion of the initial business combination.

If GigCapital7 seeks shareholder approval, it will complete our initial business combination only if it obtains the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of the holders of a majority of the ordinary shares, who, being entitled to do so, vote in person or by proxy at a general meeting of the company. A quorum for such meeting will be present if the holders of at least one third of issued and outstanding shares entitled to vote at the meeting are represented in person or by proxy. Our Sponsor, officers and directors will count toward this quorum and, pursuant to the letter agreement, our Sponsor, officers and directors have agreed to vote their Class B ordinary shares, private placement shares and any Public Shares purchased during or after the IPO (including in open market and privately-negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the business combination transaction) in favor of our initial business combination. For purposes of seeking approval of an ordinary resolution, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained.

As a result, in addition to our Sponsor’s Class B ordinary shares, GigCapital7 would need 6,734,421, or 33.67%, of the 20,000,000 Public Shares sold in the IPO to be voted in favor of an initial business combination in order to have our initial business combination approved, assuming all outstanding shares are voted. Assuming that only the holders of one-third of our issued and outstanding ordinary shares, representing a quorum under the Cayman Constitutional Documents vote their shares at a general meeting of the company, we will not need any Public Shares in addition to our Class B ordinary shares to be voted in favor of an initial business combination in order to approve an initial business combination. However, if our initial business combination is structured as a statutory merger or consolidation with another company under Cayman Islands law, in addition to obtaining approval of our initial business combination by ordinary resolution, the approval of the statutory merger or consolidation will require a special resolution under Cayman Islands Law, which requires the affirmative vote of the holders of at least 66 2⁄3% of the ordinary shares, who, being entitled to do so, vote in person or by proxy at a general meeting of the company.

In addition, prior to the closing of our initial business combination, only holders of our Class B ordinary shares (i) will have the right to appoint and remove directors prior to or in connection with the completion of our initial business combination and (ii) will be entitled to vote on continuing our company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend our constitutional documents or to adopt new constitutional documents, in each case, as a result of our approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). These quorum and voting thresholds, and the voting agreement of our Sponsor, officers and directors, may make it more likely that we will consummate our initial business combination. Each Public Shareholdermay elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction, or whether they do not vote or abstain from voting on the proposed transaction, or whether they were a Public Shareholder on the record date for the general meeting held to approve the proposed transaction.

Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our IPO, which we refer to as the “Excess Shares.” Such restriction shall also be applicable to our affiliates. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed initial business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in our IPO could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in our IPO without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with an initial business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other legal reasons, we will:

•
conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and
•
file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least twenty (20) Business Days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on Public Shareholders not tendering more than the number of Public Shares we are permitted to redeem. If Public Shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

Upon the public announcement of our initial business combination, if we elect to conduct redemption pursuant to the tender offer rules, we or our Sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase our Class A ordinary shares in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

We intend to require our Public Shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent or deliver their shares to our transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) system, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two (2) Business Days prior to the scheduled vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a Public Shareholder seeking redemption of its Public Shares to also submit a written request for redemption to our transfer agent two (2) Business Days prior to the scheduled vote in which the name of the beneficial owner of such shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our Public Shares in connection with our initial business combination will indicate whether we are requiring Public Shareholders to satisfy such delivery requirements. We believe that this will allow our transfer agent to efficiently process any redemptions without the need for further communication or action from the redeeming Public Shareholders, which could delay redemptions and result in additional administrative cost. If the proposed initial business combination is not approved and we continue to search for a target company, we will promptly return any certificates or shares delivered by Public Shareholders who elected to redeem their shares.

Our proposed initial business combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into following consummation of the IPO, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

Delivering Share Certificates in Connection with the Exercise of Redemption Rights

As described above, we intend to require our Public Shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent or deliver their shares to our transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) system, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two (2) Business Days prior to the scheduled vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a public shareholder seeking redemption of its Public Shares to also submit a written request for redemption to our transfer agent two (2) Business Days prior to the scheduled vote in which the name of the beneficial owner of such shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our Public Shares in connection with our initial business combination will indicate whether we are requiring Public Shareholders to satisfy such delivery requirements. Accordingly, a public shareholder would have up to two (2) Business Days prior to the scheduled vote on the initial business combination if we distribute proxy materials, or from the time we send out our tender offer materials until the close of the tender offer period, as applicable, to submit or tender its shares if it wishes to seek to exercise its redemption rights. In the event that a shareholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed. Given the relatively short exercise period, it is advisable for shareholders to use electronic delivery of their Public Shares.

There is a nominal cost associated with the above-referenced process and the act of certificating the shares or delivering them through the DWAC system. The transfer agent will typically charge the broker submitting or tendering shares a fee of approximately $100 and it would be up to the broker whether or not to pass this cost on to the redeeming holder.

However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to submit or tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

Any request to redeem such shares, once made, may be requested to be withdrawn at any time up to the date set forth in the proxy materials or tender offer documents, as applicable. However, no withdrawal will be permitted unless the GigCapital7 Board determines (in its sole discretion) to permit the withdrawal of such redemption request (which it may do in whole or in part). Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our Public Shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our Public Shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the Trust Account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until the end of the Completion Window.

Redemption of Public Shares and Liquidation if no Initial Business Combination

The Cayman Constitutional Documents provide that we will have only the duration of the Completion Window to complete our initial business combination. If we have not completed our initial business combination within such time period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten (10) Business Days thereafter (and subject to lawfully available funds therefor), redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the Completion Window.

Our Sponsor, executive officers and directors have agreed that they will not propose any amendment to our Cayman Constitutional Documents that would stop our Public Shareholders from converting or selling their public shares to us in connection with a business combination or affect the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete a business combination within 21 months from the closing of the IPO unless we provide our Public Shareholders with the opportunity to redeem their public shares upon such approval at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, net of franchise and income taxes payable, divided by the number of then outstanding public shares. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our Sponsor, any executive officer, director or director nominee, or any other person. The non-managing investors that hold private placement shares are not required to (i) hold any hold any units, Class A ordinary shares or Public Warrants they purchased in the IPO or may purchase thereafter for any amount of time, (ii) vote any Class A ordinary shares they may own at the applicable time in favor of our initial business combination (although the non-managing investors have agreed to vote their private placement shares in favor of an initial business combination), or (iii) refrain from exercising their right to redeem their Public Shares at the time of our initial business combination. The non-managing investors have the same rights to the funds held in the Trust Account with respect to the Class A ordinary shares comprising part of the public units they purchased in the IPO as the rights afforded to our other Public Shareholders. However, since the non-managing investors purchased certain public units in the IPO for which they expressed to us an interest and assuming they will continue holding such units at the time of an initial business combination, the non-managing investors will have different interests than our other Public Shareholders in approving our initial business combination and otherwise exercising their rights as Public Shareholders because of their ownership of private placement shares.

We expect that certain costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $89,362 of proceeds held outside the Trust Account (as of the date of this Annual Report), although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the Trust Account not required to pay income taxes on interest income earned on the Trust Account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of the IPO and the sale of the Private Placement Warrants, other than the proceeds deposited in the Trust Account, and without taking into account interest, if any, earned on the Trust Account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.00. The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our Public Shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $10.00. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our Public Shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of the company under the circumstances. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. BPM LLP, our independent registered public accounting firm, and the underwriters of the IPO will not execute agreements with us waiving such claims to the monies held in the Trust Account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. In order to protect the amounts held in the Trust Account, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us (except for the Company’s independent registered public accounting firm), or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity obligations to the IPO’s underwriters of the IPO for certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your Public Shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per share due to reductions in the value of the trust assets, in each case less taxes payable, and our Sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per share.

We will seek to reduce the possibility that our Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Our Sponsor will also not be liable as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. We have access to the remaining cash in our working capital bank account (approximately $54,690, as of the date of this Annual Report) with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our Trust Account could be liable for claims made by creditors.

If we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy or insolvency estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy or insolvency claims deplete the Trust Account, we cannot assure you we will be able to return $10.00 per share to our Public Shareholders. Additionally, if we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance, preference or disposition.” As a result, a liquidator or bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to us or our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying Public Shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our Public Shareholders will be entitled to receive funds from the Trust Account only (i) in the event of the redemption of our Public Shares if we do not complete our initial business combination within the Completion Window, (ii) in connection with a shareholder vote to amend our Cayman Constitutional Documents (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity or (iii) if they redeem their respective shares for cash upon the completion of our initial business combination, subject to applicable law and any limitations (including but not limited to cash requirements) created by the terms of the proposed business combination. In no other circumstances will a shareholder have any right or interest of any kind to or in the Trust Account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the Trust Account. Such shareholder must have also exercised its redemption rights described above. These provisions of our Cayman Constitutional Documents, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we encounter competition from other entities having a business objective similar to ours, including other SPACs, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions.

Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses is limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our Public Shareholders who exercise or are forced to exercise their redemption rights may reduce the resources available to us for our initial business combination, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage.

Employees

We currently have two (2) executive officers. These individuals are not obligated to devote any specific number of hours to our matters, but they devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they devote in any time period varies based on the stage of the business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.

Periodic Reporting and Financial Information

We have registered our Units, Public Shares and Public Warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports, contain financial statements audited and reported on by BPM LLP, our independent registered public accounting firm.

We will provide shareholders with audited financial statement of the prospective target business as part of the proxy solicitation materials or tender offer documents sent to shareholders to assist them in assessing the target business. In all likelihood, these financial statement will need to be prepared in accordance with, or reconciled to, accounting principles generally accepted in the United States of America (“GAAP”), or international financing reporting standards (“IFRS”), depending on the circumstances, and the historical financial statement may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). These financial statements requirements may limit the pool of potential target businesses we may conduct an initial business combination with because some targets may be unable to provide such statement in time for us to disclose such statement in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure our shareholders that any particular target business identified by us as a potential business combination candidate will have financial statement prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statement in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We have assessed our internal control procedures effective for the fiscal year ended December 31, 2025, as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (Revised) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law that is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following August 30, 2029, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statement. We will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of our Ordinary Shares held by non-affiliates exceeds $200 million as of the prior June 30th, and (ii) our annual revenues exceed $100 million during such completed fiscal year or the market value of our Ordinary Shares held by non-affiliates exceeds $700 million as of the prior June 30.

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

•

The requirement that we complete our initial business combination within 21 months from the closing of the IPO may give potential target businesses leverage over us in negotiating our initial business combination and may limit the amount of time we have to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to consummate our initial business combination on terms that would produce value for our shareholders.

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

•

If the net proceeds of the IPO and the sale of the private placement shares, Private Placement Warrants and Founder Shares not being held in the trust account are insufficient to allow us to operate for at least the next 21 months from the closing of the Offering, we may be unable to complete our initial business combination, and we will depend on loans from our Sponsor or management team to fund our search and to complete our initial business combination.

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

Risks Related to GigCapital7 and the Business Combination

Our directors and officers, our Sponsor and each of their affiliates have interests in the Business Combination and the proposals to be voted on by our shareholders in connection with the approval of the Business Combination that are different from, or in addition to and/or in conflict with, those of our shareholders generally.

Our Sponsor and our directors and officers have interests in the proposals to be voted on by our shareholders in connection with the approval of the Business Combination that are different from, in addition to and/or in conflict with, those of our shareholders generally. These interests include, among other things:

•
Our Sponsor purchased one Class B ordinary share for a purchase price of $0.0001 on May 8, 2024, and subsequently on May 31, 2024 purchased 16,999,999 Class B ordinary shares for an aggregate purchase price of $100,000, or $0.00588235 per share, in a private placement prior to the consummation of our IPO. Following certain surrenders, forfeitures and dispositions, including a transfer of 175,000 Founder Shares on January 21, 2026 to a non-affiliated third party for $148,750, our Sponsor currently holds 9,932,246 Founder Shares. Our Sponsor also purchased 3,719,000 Private Placement Warrants for $58,060, or $0.01561 per private placement warrant, in private placements that closed simultaneously with our IPO. Our Sponsor is controlled by Dr. Avi S. Katz, our Chairman and Chief Executive Officer, and Dr. Raluca Dinu, a member of our board of directors (the “Board”), who share voting and investment discretion with respect to the Founder Shares and the Private Placement Warrants held by our Sponsor. Drs. Katz and Dinu have an economic interest in 9,932,246, or 100% of the Founder Shares held by our Sponsor.
•
Given the differential in the purchase price that our Sponsor paid for the Founder Shares as compared to the price of our Class A ordinary shares included in our units sold in our IPO, our Sponsor may earn a positive rate of return on its respective investments even if the shares of the Domesticated Purchaser Common Stock trade below $10.00 per share Public Shareholders experience a negative rate of return following the Closing. Accordingly, the economic interests of our Sponsor diverge from the economic interests of Public Shareholders because our Sponsor will realize a gain on its respective investments from the completion of any business combination while Public Shareholders will realize a gain only if the post-closing trading price exceeds $10.00 per share.
•
Our Sponsor will lose its entire investment in us if we do not complete a business combination by May 30, 2026 (or if such date is extended at a duly called meeting of our shareholders, such later date). If we do not consummate a business combination by such date, as promptly as reasonably possible but not more than ten (10) business days thereafter, we are required to redeem the public shares for a pro rata portion of the funds held in the Trust Account, subject to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, the warrants may be worthless. In such event, the 9,932,246 Founder Shares purchased by our Sponsor would be worthless because following the redemption of the public shares, we would likely have few, if any, net assets and because our Sponsor has agreed to waive its rights to liquidating distributions from the Trust Account with respect to such shares if we fail to complete a business combination within the required period. Additionally, in such event, the 3,719,000 Private Placement Warrants that our Sponsor paid $58,060 to purchase will expire worthless.

•
Our Sponsor has agreed not to redeem any of the Founder Shares or ordinary shares held by it in connection with a shareholder vote to approve the Business Combination.
•
Dr. Avi Katz, our Chairman and Chief Executive Officer, Dr. Raluca Dinu, Raanan Horowitz and Ambassador Adrian Zuckerman will continue as directors of Domesticated GigCapital7 following the Closing. As such, in the future they may receive any cash fees, stock options or stock awards that the board of directors of Domesticated GigCapital7 (the “Domesticated GigCapital7 Board”) determines to pay to its directors.
•
Our existing officers and directors will be eligible for continued indemnification and continued coverage under a directors’ and officers’ liability insurance policy for a period of six (6) years after the Business Combination.
•
In connection with the Closing, our Sponsor, officers and directors would be entitled to the repayment of any outstanding Working Capital Loan and advances that have been made to us. As of the date of this Annual Report, there is $148,000 in principal amount of Working Capital Loans outstanding to the Sponsor.
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

Additionally, the scope of due diligence conducted in conjunction with the Business Combination may be different than would typically be conducted in the event Hadron Energy pursued an underwritten initial public offering. In a typical initial public offering, the underwriters of the offering conduct due diligence on the company to be taken public, and following the offering, the underwriters are subject to liability to investors for any material misstatement or omissions in the prospectus. While potential investors in an initial public offering typically have a private right of action against the underwriters of the offering for any of these material misstatements or omissions, there are no underwriters of the Domesticated Purchaser Common Stock that will be issued pursuant to the Business Combination and thus no corresponding right of action is available to investors in the Business Combination for any material misstatement or omissions in the registration statement or this Annual Report. Therefore, as an investor in the Business Combination, you may be exposed to future losses, impairment charges, write-downs, write-offs or other charges, as described above, that could have a significant negative effect on Domesticated GigCapital7’s financial condition, results of operations and the share price of Domesticated Purchaser Common Stock, which could cause you to lose some or all of your investment without certain recourse against any underwriter that may be available in an underwritten public offering.

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

Our shareholders will experience immediate dilution as a consequence of the issuance of shares of Domesticated Purchaser Common Stock to the Hadron Energy stockholders as consideration in the Business Combination. Currently, our Public Shareholders and our Sponsor own 60% and 29.8% of the issued and outstanding ordinary shares, respectively. Based on Hadron Energy’s and our current capitalization, (i) under the Maximum Redemption Scenario as described in our joint prospectus/proxy statement filed with the SEC in a registration statement on Form S-4 on November 12, 2025, it is expected that immediately after the consummation of the Business Combination, our Public Shareholders will hold 1,884,263 shares of Domesticated Purchaser Common Stock, and our Sponsor will hold 9,932,246 shares of Domesticated Purchaser Common Stock. The former Hadron Energy stockholders (including Hadron option holders) will hold an aggregate of 100,000,000 shares of Domesticated Purchaser Common Stock (assuming (i) there is no aggregate indebtedness of Hadron Energy as of immediately prior to the Effective Time (subject to certain exceptions).

The following table illustrates varying ownership levels of Domesticated GigCapital7 immediately following the Business Combination on a fully diluted basis:

	Ownership of Domesticated GigCapital7(1)
	No Redemption(2)		25% Redemption(3)		50% Redemption(4)		75% Redemption(5)		Maximum Contractual Redemption(6)
	Shares	%	Shares	%	Shares	%	Shares	%	Shares	%
GigCapital7 Public Shareholders	20,000,000	12.73%	15,000,000	9.86%	10,000,000	6.80%	5,000,000	3.52%	1,879,133	1.35%
GigCapital7 Warrant holders	23,733,800	15.11%	23,733,800	15.61%	23,733,800	16.14%	23,733,800	16.70%	23,733,800	17.08%
Shareholders of Class B Ordinary Shares	13,348,133	8.50%	13,348,133	8.78%	13,348,133	9.07%	13,348,133	9.40%	13,348,133	9.61%
Hadron Shareholders(7)	100,000,000	63.66%	100,000,000	65.75%	100,000,000	67.99%	100,000,000	70.38%	100,000,000	71.96%
Total	157,081,933	100.00%	152,081,933	100.00%	147,081,933	100.00%	142,081,933	100.00%	138,961,066	100.00%

(1) This table makes the same assumptions as in the preceding ownership table, except that this table also reflects the 20,000,000 shares underlying the Public Warrants and the 3,719,000 shares underlying the Private Placement Warrants and the 10,000,000 shares underlying the Hadron Options. In addition, Domesticated GigCapital7 has borrowed $148,000 in a Working Capital Loan that is convertible into 14,800 units that will consist of 14,800 shares of Domesticated GigCapital7 Common Stock and warrants for the purchase of 14,800 shares of Domesticated GigCapital7 Common Stock. In addition, although there is no intent to have any further Working Capital Loans, to the extent that there are any, up to $1,500,000 in the aggregate of Working Capital Loans can be converted into units on these terms.

(2) Assumes that no Public Shareholders exercise redemption rights with respect to their GigCapital7 Class A Ordinary Shares for a pro rata share of the funds in the Trust Account.

(3) Assumes that 25% of maximum contractual redeemable shares, or 5,000,000 Public Shares, will be redeemed by Public Shareholders for an aggregate payment of approximately $53,216,050 based on a redemption price of approximately $10.64321 per share based upon the amount of cash held in the Trust Account as of March 1, 2026.

(4) Assumes that 50% of maximum contractual redeemable shares, or 10,000,000 Public Shares, will be redeemed by Public Shareholders for an aggregate payment of approximately $106,432,100 based on a redemption price of approximately $10.64321 per share based upon the amount of cash held in the Trust Account as of March 1, 2026.

(5) Assumes that 75% of maximum contractual redeemable shares, or 15,000,000 Public Shares, will be redeemed by Public Shareholders for an aggregate payment of approximately $159,648,150 based on a redemption price of approximately $10.64321 per share based upon the amount of cash held in the Trust Account as of March 1, 2026.

(6) The maximum contractual redemptions scenario assumes that 18,120,867 Public Shares are redeemed for aggregate redemption payments of $192,864,193, assuming a $10.64321 per share redemption price based upon the amount of cash held in the Trust Account as of March 1, 2026. The Business Combination Agreement contains two conditions to the Closing which are that, after giving effect to the transactions contemplated hereby (including any as a result of any private placement equity financing of GigCapital7, although none is presently contemplated) (i) GigCapital7 shall have at least $5,000,001 of net tangible assets, and (ii) the Available Closing SPAC Cash shall not be less than $20,000,000. The “maximum contractual redemptions scenario” represents the maximum number of Public Shares that may be redeemed while satisfying the conditions mentioned above. The maximum contractual redemptions scenario assumes that 1,879,133 shares were not redeemed; therefore, leaving $20,000,007 in Available Closing SPAC Cash assuming a redemption price of approximately $10.64321 per share based upon the amount of cash held in the Trust Account as of March 1, 2026.

(7) The figures presented assume that 10,000,000 Domesticated GigCapital7 Shares have been allocated for exercise of the Hadron Options and have been included in the chart above.

(8) Figures presented on a fully-diluted basis to include the dilutive effect of Public Warrants, Private Placement Warrants, and Hadron Options. Based upon historical interest earnings on the funds held in the Trust Account, and after assessing likely future interest rates and the interest earnings that will be generated on the funds held in the Trust Account,the GigCapital7 Board at the time of entry into the Business Combination Agreement established a formula in the Business Combination Agreement for purposes of determining the number of shares to be issued to Hadron securityholders as consideration for the Business Combination that was based upon a hypothetical but approximately likely redemption price at Closing of $10.59, which amount has been exceeded due to the accrual of interest on the Trust Account such that, the redemption price is approximately $10.64321 per share based upon the amount of cash held in the Trust Account as of March 1, 2026. The actual redemption price for any lawfully submitted redemption requests will be determined at the time of Closing, and the forgoing is merely an estimate at this time.

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

We intend to apply to list the Domesticated Purchaser Common Stock and Domesticated GigCapital7 warrants on Nasdaq under the proposed symbols “HDRN” and “HDRNW”, respectively, upon the Closing. Pursuant to the terms of the Business Combination Agreement, as a closing condition (subject to certain exceptions), we are required to cause the Domesticated Purchaser Common Stock issued in connection with the Business Combination to be approved for listing on Nasdaq, but there can be no assurance that such listing condition will be met. If such listing condition is not met, the Business Combination will not be consummated unless the listing condition is waived by the parties to the Business Combination Agreement. It is important for you to know that, at the time of our extraordinary general meeting, we may not have received from Nasdaq either confirmation of the listing of the Domesticated Purchaser Common Stock and Domesticated Purchaser warrants or that approval will be obtained prior to the consummation of the Business Combination, and it is possible that the listing condition to the consummation of the Business Combination may be waived by the parties to the Business Combination Agreement. As a result, you may be asked to vote to approve the Business Combination and the other proposals included in our joint prospectus/proxy statement without such confirmation, and, further, it is possible that such confirmation may never be received and the Business Combination could still be consummated if such condition is waived or is subject to an exception and therefore the Domesticated GigCapital7 securities would not be listed on any nationally recognized securities exchange.

There is substantial doubt about our ability to continue as a going concern.

As of December 31, 2025, we had $89,362 in our operating bank account (since then, we have borrowed $148,000 in the Working Capital Loan and we have $54,690 remaining in that bank account as of the date of this Annual Report), and a working deficit of $1,875,681. Further, we have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. If we are unable to raise additional funds to alleviate liquidity needs and complete the Business Combination or another initial business combination by May 30, 2026 (or if such date is extended at a duly called meeting of our shareholders, such later date), then we will be forced to, as promptly as reasonably possible but not more than ten (10) business days thereafter, redeem the public shares for a pro rata portion of the funds held in the trust account, subject to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, the warrants may be worthless. Our liquidity condition raises substantial doubt about our ability to continue as a going concern. The financial statements of us contained elsewhere in this Annual Report do not include any adjustments that might result from our inability to continue as a going concern.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.64321 per share, which is the estimated redemption price as of March 1, 2026.

Based upon the amount of cash in the Trust Account as of March 1, 2026, the approximate redemption price is $10.64321 per share. The actual redemption price for any lawfully submitted redemption requests will be determined at the time of Closing, and the forgoing is merely an estimate at this time.

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

The SEC has issued final rules to regulate special purpose acquisition companies. Certain of the procedures that we may determine to undertake in connection with such rules may increase our costs and the time needed to complete the Business Combination or any other initial business combination and may constrain the circumstances under which we could complete the Business Combination, or any other initial business combination.

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

The Business Combination or another initial business combination may be subject to regulatory review and approval requirements by governmental entities, or ultimately prohibited. For example, the Committee on Foreign Investment in the United States (“CFIUS”) has authority to review direct or indirect foreign investments in U.S. businesses. Among other things, CFIUS is empowered to require parties to certain transactions subject to CFIUS jurisdiction to make mandatory filings, to charge filing fees related to CFIUS filings (voluntary or mandatory), and to self-initiate national security reviews of foreign direct and indirect investments in U.S. businesses if the parties to the transaction choose not to file voluntarily. In the case that CFIUS determines an investment to present risks to U.S. national security, CFIUS has the power to require mitigation measures with respect to the transaction or recommend that the President of the United States block the transaction if the parties do not voluntarily abandon it. Whether CFIUS has jurisdiction to review an acquisition or investment transaction depends on - among other factors - the nature and structure of the transaction, including the level of beneficial ownership interest and the nature of any information or governance rights involved. For example, investments that result in “control” of a U.S. business by a foreign person always are subject to CFIUS jurisdiction. CFIUS’s expanded jurisdiction under the Foreign Investment Risk Review Modernization Act of 2018 and its implementing regulations that became effective on

February 13, 2020, further includes investments that do not result in control of a U.S. business by a foreign person but afford foreign investors certain information or governance rights in certain U.S. businesses that have a nexus to “critical technologies”, “critical infrastructure” and/or “sensitive personal data”.

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

Our Public Shareholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those public shares that such shareholder properly elected to redeem, subject to the limitations and on the conditions described herein; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our Cayman Constitutional Documents (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by May 30, 2026 (or if such date is extended at a duly called meeting of the our shareholders, such later date) or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity; and (iii) the redemption of our public shares if we are unable to complete an initial business combination by May 30, 2026 (or if such date is extended at a duly called meeting of the our shareholders, such later date), subject to applicable law and as further described herein. In no other circumstances will Public Shareholders have any right or interest of any kind in the Trust Account. Holders of public warrants will not have any right to the proceeds held in the Trust Account with respect to the public warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or public warrants, potentially at a loss.

A Public Shareholder’s decision whether to redeem its shares for a pro rata portion of the Trust Account may not put such shareholder in a better future economic position.

The price at which a stockholder may be able to sell its shares of Domesticated Purchaser Common Stock in the future following the completion of the Business Combination (or shares received or retained in connection with any alternative business combination) is not determinable as of the date of this Annual Report. Certain events following the consummation of the Business Combination may cause an increase in Hadron Energy’s share price and may result in a lower value realized now than a Public Shareholder might realize in the future had the shareholder redeemed their public shares. Similarly, if a Public Shareholder does not redeem its public shares, the shareholder will bear the risk of ownership of Domesticated Purchaser Common Stock after the consummation of the Business Combination, and a stockholder may not be able to sell its Domesticated Purchaser Common Stock in the future for a greater amount than the redemption price set forth in this Annual Report. A Public Shareholder should consult, and rely solely upon, the shareholder’s own tax and/or financial advisor for assistance on how this may affect his, her or its individual situation.

The net cash available to Domesticated GigCapital7 from the Trust Account in respect of each public share that is not redeemed will be materially less than the price per share ascribed in the Business Combination Agreement to the shares of Domesticated Purchaser Common Stock to be issued to the Hadron Energy securities holders.

In recent litigation following the closing of other “DeSPAC” transactions, plaintiffs have alleged that it was a material omission for the SPAC not to have disclosed in its proxy statement/prospectus that the “net cash per public share” of the SPAC was materially below the price per share ascribed to the combined company’s shares to be issued to the target shareholders in the business combination. While such litigation has been brought against Delaware SPACs in Delaware courts (and we are a Cayman Islands exempted company), and without acknowledging the relevance of net cash per share information or the merits of any such claim, Public Shareholders should be aware that the net cash available to Domesticated GigCapital7 from the Trust Account and the financings described in this Annual Report in respect of each public share that is not redeemed will be materially less than the price per share ascribed in the Business Combination Agreement to the shares of Domesticated Purchaser Common Stock to be issued to Hadron Energy stockholders due to the expenses attributable to us, dilution from the 9,932,246 shares of Domesticated Purchaser Common Stock that will be issued upon conversion of the Founder Shares.

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

Public Shareholders must complete the procedures for electing to redeem their public shares in the manner described above prior to 5:00 p.m., Eastern Time, on March 18, 2026, two (2) Business Days before the initial scheduled date of the extraordinary general meeting, in order for their public shares to be redeemed. Any Public Shareholders who fail to properly elect to redeem their public shares and deliver their public shares in the manner described above will not be entitled to have her or his shares redeemed.

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
•
the attention of our management will have been diverted to the Business Combination rather than the pursuit of other opportunities in respect of an initial business combination; and
•
each of these risks could adversely impact the value of Ordinary Shares.

The exercise of our management’s discretion in agreeing to changes or waivers in the terms of the Business Combination may result in a conflict of interest when determining whether such changes to the terms of the Business Combination or waivers of conditions are appropriate and in the our shareholders’ best interest.

In the period leading up to the Closing, events may occur that may require us to agree to amend the Business Combination Agreement, to consent to certain actions taken by Hadron Energy, or to waive rights that we are is entitled to under the Business Combination Agreement. Such events could arise because of changes in the course of Hadron Energy’s business, a request by Hadron Energy to undertake actions that would otherwise be prohibited by the terms of the Business Combination Agreement, or the occurrence of other events that would have a material adverse effect on Hadron Energy’s business. In any of such circumstances, it would be at our discretion, acting through our Board, to grant its consent or waive those rights. The existence of financial and personal interests of one or more of the directors described in the preceding risk factors may result in a conflict of interest on the part of such director(s) between what he or she or they may believe is best for us and our shareholders and what he or she or they may believe is best for himself, herself or themselves in determining whether or not to take the requested action. As of the date of this Annual Report, we do not believe there will be any changes or waivers that our management would be likely to make after shareholder approval has been obtained. While certain changes could be made without further approval of our shareholders, we will circulate a new or amended proxy statement/prospectus and re-solicit our shareholders if changes to the terms of the transaction that would have a material impact on our shareholders are required prior to the vote on the Business Combination Proposal.

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

We are an EGC within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not EGCs including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in this Annual Report on Form 10-K, registration statements and proxy statements, and exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements. As a result, our stockholders may not have access to certain information they may deem important. We will remain an EGC until the earliest of (i) the last day of the fiscal year following the fifth anniversary of the consummation of the IPO, (ii) the last day of the fiscal year in which we have total annual gross revenue of at least $1.235 billion, (iii) the last day of the fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of the Company common stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year, or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

Our warrants were issued pursuant to the Warrant Agreement, dated as of August 28, 2024, between Continental, as warrant agent, and us (the “Warrant Agreement”). The Warrant Agreement provides that the terms of our warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision but requires the approval by the holders of at least 50% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of the public warrants. Accordingly, the terms of the public warrants may be amended in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment. We or Domesticated GigCapital7 may amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants to effect any change thereto, including to increase the exercise price of the warrants, shorten the exercise period or decrease the number of shares in us or Domesticated GigCapital7 purchasable upon exercise of a warrant.

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

Additionally, even if the Domestication qualifies as an F Reorganization, proposed Treasury Regulations promulgated under Section 1291(f) of the Code and certain other PFIC rules (which have retroactive effective dates) generally require that a U.S. person who disposes of stock of a PFIC (including for this purpose, under a proposed Treasury Regulation that generally treats an “option” to acquire the stock of a PFIC as stock of the PFIC, exchanging our warrants for Domesticated GigCapital7 warrants in the Domestication) must recognize gain equal to the excess of the fair market value of such PFIC stock over its adjusted tax basis, notwithstanding any other provision of the Code. We believe that it is likely classified as a PFIC for U.S. federal income tax purposes. As a result, these proposed Treasury Regulations, if finalized in their current form, would generally require a U.S. Holder of our Class A ordinary shares to recognize gain under the PFIC rules on the exchange of our Class A ordinary shares for Domesticated Purchaser Common Stock pursuant to the Domestication unless such U.S. Holder has made certain tax elections with respect to such U.S. Holder’s Class A ordinary shares. In addition, the proposed Treasury Regulations provide coordinating rules with other sections of the Code, including Section 367(b), which affect the manner in which the rules under such other sections apply to transfers of PFIC stock. These proposed Treasury Regulations, if finalized in their current form, would also apply to a U.S. Holder who exchanges our warrants for Domesticated GigCapital7 warrants; under current law, however, the elections mentioned above do not apply to our warrants. Any gain recognized from the application of the PFIC rules described above would be taxable income with no corresponding receipt of cash. The tax on any such gain would be imposed at the rate applicable to ordinary income and an interest charge would apply based on complex rules designed to offset the tax deferral to such U.S. Holder on the undistributed earnings, if any, of us. It is not possible to determine at this time whether, in what form, and with what effective date, final Treasury Regulations under Section 1291(f) of the Code may be adopted or how any such Treasury Regulations would apply.

Risks Related to Hadron Energy’s Business and Industry

The terms “we”, “our” and “us” in this subsection pertain to Hadron Energy.

We incurred losses and have not generated any revenue since our inception. We anticipate that we will continue to incur losses, and expect that we will not generate revenue, for the foreseeable future, at least until our reactors become commercially viable, which may never occur.

We have incurred operating losses since our inception, including net losses of $55,429,579 for the year ended December 31, 2025 and $593,556 for the period from July 8, 2024 (date of inception) through December 31, 2024. At December 31, 2025, the Company had cash of $1,757,241 and a stockholders’ deficit of $56,023,135; and for the year ended December 31, 2025, negative cash flows from operations of $3,856,275. Since inception, the Company has incurred and expects to continue to incur net losses and negative operating cash flow. We are still in our early stages of development and expect to continue to incur significant expenses, operating losses, and negative operating cash flows for the foreseeable future due to increase in expenses from historical levels because of additional costs and expenses related to the development of technology and factory and the development of market and strategic relationships with other businesses. To date, we have not generated any revenue. We do not expect to generate any revenue unless and until we are able to commercialize our reactors and/or other lines of business. As we have incurred losses and experienced negative operating cash flows since our inception, and accordingly we have undertaken equity financing from investors to satisfy our funding needs; however, we may not raise adequate funding to offset our expenses and losses. Moreover, we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that may adversely affect our business. The magnitude of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate and grow revenue. We cannot predict the outcome of the actions to generate liquidity to fund our operations, whether such actions would generate the expected liquidity to fund our operations as currently planned or whether the costs of such actions will be available on reasonable terms or at all. Our continued solvency is dependent upon our ability to obtain additional working capital to complete our reactor development, to successfully market our reactors and to achieve commerciality for our reactors. Our prior losses and expected future losses have had and may continue to have adverse effects on our stockholders’ equity (deficit) and working capital and may lead to the failure of our business.

We are an early-stage company and our limited operating history makes it difficult to evaluate our future prospects and the risks and challenges we may encounter.

We are an early-stage company with limited operating history in a rapidly evolving industry and we are still building our complete operational team. The markets for nuclear reactor design, nuclear reactor production, nuclear fuel design, nuclear fuel supply, and services related to any or all of the foregoing business may not continue to develop in a manner that we expect or that otherwise would be favorable to our business. As a result of our limited operating history and ongoing changes in our new and evolving industry, including evolving demand for our products and services and the potential development of technologies that may prove more efficient or effective for our intended use cases, our ability to forecast our future results of operations and plan for future growth is limited and subject to uncertainties. We have encountered and expect to continue to encounter risks and uncertainties frequently experienced by companies in rapidly evolving industries, such as the risks and uncertainties described in this Annual Report. Accordingly, we may be unable to prepare accurate internal financial forecasts or replace anticipated revenue that we do not receive as a result of delays, changed circumstances, or changed market conditions arising from these factors, and our results of operations in future reporting periods may be below the expectations of investors or analysts. If we do not address these risks successfully, our results of operations could differ materially from our estimates or the expectations of investors or analysts, causing our business to suffer and our ordinary shares price to decline.

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

We have incurred operating losses since our inception, including a net losses of $55,429,579 for the year ended December 31, 2025 and $593,556 for the period from July 8, 2024 (date of inception) through December 31, 2024. At December 31, 2025, the Company had cash of $1,757,241 and a stockholders’ deficit of $56,023,135; and for the year ended December 31, 2025, negative cash flows from operations of $3,856,275. Based on our recurring losses and expectations to incur significant expenses and negative cash flows until we are able to commercialize the Hadron Halo, management has identified substantial doubt about Hadron Energy’s ability to continue as a going concern. If we are unable to continue as a going concern, we may be forced to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.

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

The market for MMRs, and particularly for MMRs utilizing advanced nuclear technologies such as those employed in the Hadron Halo, has not yet been established. MMRs utilizing advanced nuclear technologies have limited operational history and have not been proven at scale. Estimates for the total addressable market and our expectations, inclusive of recent updates, with regards to certain unit economics are based on a number of internal and third-party estimates, including our potential contracted revenue, the number of potential customers who have expressed interest in the Hadron Halo, assumed prices and production and regulatory costs for our Hadron Halos, our ability to develop logistical and operational processes, assumptions regarding our technology and general market conditions. However, our assumptions and the data underlying our estimates may not be correct and the conditions supporting our assumptions or estimates may change at any time, reducing the predictive accuracy of these underlying factors. As a result, our estimates of the annual total addressable market and serviceable addressable market for our services, as well as the expected growth rate for the total addressable market and serviceable addressable market for our services, may prove to be incorrect.

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

Hadron Energy is currently not subject to Section 404 of the Sarbanes-Oxley Act. However, upon the consummation of the Business Combination, we will be required to provide management’s attestation on internal controls. The standards required for a public company under Section 404(a) of the Sarbanes-Oxley Act are significantly more stringent than those required of Hadron Energy as a privately held company. Management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements that will be applicable after the Business Combination. If our management is unable to conclude that we have effective internal control over financial reporting, or to certify the effectiveness of such controls, and our independent registered public accounting firm cannot render an unqualified opinion on management’s assessment and the effectiveness of our internal control over financial reporting at such time as it is required to do so, and material weaknesses in our internal control over financial reporting are identified, we could be subject to regulatory scrutiny, a loss of public and investor confidence, and to litigation from investors and shareholders, which could have a material adverse effect on our business and our stock price. In addition, if we do not maintain adequate financial and management personnel, processes and ontrols, we may not be able to manage our business effectively or accurately report our financial performance on a timely basis, which could cause a decline in our ordinary shares price and adversely affect our business, financial condition and results of operations. Failure to comply with the Sarbanes-Oxley Act could potentially subject us to sanctions or investigations by the SEC, the exchange upon which our securities are listed or other regulatory authorities, which would require additional financial and management resources.

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

From time to time, we may release guidance in our quarterly or annual earnings releases, quarterly earnings conference calls, or otherwise once we are a public company, regarding our future performance that represents our management’s estimates as of the date of release. This guidance, which includes forward-looking statements, will be based on projections prepared by our management. These projections are not expected to be prepared with a view toward compliance with published guidelines of the American Institute of Certified Public Accountants, and neither our registered public accountants nor any other independent expert or outside party is expected to comply or examine the projections. Accordingly, no such person is expected to express any opinion or any other form of assurance with respect to the projections.

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

We prepare our financial statements in accordance with GAAP. These accounting principles require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our financial statements. We are also required to make certain judgments that affect the reported amounts of revenues and expenses during each reporting period. We periodically evaluate our estimates and assumptions including, but not limited to, those relating to business acquisitions, revenue recognition, recoverability of assets including customer receivables, contingencies, valuation of financial instruments, stock-based compensation and income taxes. We base our estimates on historical experience and various assumptions that we believe to be reasonable based on specific circumstances. These assumptions and estimates involve the exercise of judgment and discretion, which may evolve over time in light of operational experience, regulatory direction, developments in accounting principles and other factors. Actual results could differ from these estimates as a result of changes in circumstances, assumptions, policies or developments in the business, which could materially affect our financial statements.

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

Risks Related to Domesticated GigCapital7’s Securities Following the Consummation of the Business Combination.

The requirements of being a public company in the U.S., if the Business Combination is completed, may strain Domesticated GigCapital7’s resources and divert management’s attention, and the increases in legal, accounting and compliance expenses that will result from being a public company in the U.S. may be greater than we anticipate.

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

If the benefits of the Business Combination do not meet the expectations of investors or securities analysts, the market price of Domesticated GigCapital7’s securities may decline. The market values of these securities at the time of the Business Combination may vary significantly from their prices on the date the Business Combination Agreement was executed, the date of this Annual Report, or the date on which our shareholders vote on the Business Combination. Because the number of shares to be issued pursuant to the Business Combination Agreement is fixed and will not be adjusted to reflect any changes in the market price of Class A ordinary shares, the market value of shares of Domesticated Purchaser Common Stock and securities convertible into or exercisable for shares of Domesticated Purchaser Common Stock issued in the Business Combination may be higher or lower than the values of these securities on earlier dates.

In addition, following the Business Combination, shares of Domesticated Purchaser Common Stock will not have any redemption rights like the public shares had and fluctuations in the price of shares of Domesticated Purchaser Common Stock could contribute to the loss of all or part of your investment. The trading price of shares of Domesticated Purchaser Common Stock following the Business Combination could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our, Hadron Energy's or Domesticated GigCapital7’s control. Inflationary pressures, increases in interest rates and other adverse economic and market forces may contribute to potential downward pressures in market value of shares of Domesticated Purchaser Common Stock. Additionally, any of the risk factors discussed in this Annual Report could have a material adverse effect on your investment and shares of Domesticated Purchaser Common Stock may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of shares of Domesticated Purchaser Common Stock may not recover and may experience a further decline.

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

Upon consummation of the Business Combination, our warrants will become Domesticated GigCapital7 warrants. The exercise price for the Domesticated GigCapital7 warrants will be $11.50 per share of Domesticated Purchaser Common Stock, subject to adjustment. There is no guarantee that the Domesticated GigCapital7 warrants, following the Business Combination, will ever be in the money prior to their expiration, and as such, the Domesticated GigCapital7 warrants may expire worthless.

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

We issued 20,000,000 public warrants to purchase 20,000,000 Class A ordinary shares as part of the public units offered in the IPO, and in connection with the closing of the IPO, we issued in private placements an aggregate of 3,719,000 Private Placement Warrants. In addition, our Sponsor may convert up to $1,500,000 of any Working Capital Loans made to GigCapital7 at the option of the lender. As of the date of this Annual Report, our Sponsor has loaned $148,000 in principal amount of Working Capital Loans to us. The Working Capital Loan may be converted into 14,800 units consisting of 14,800 shares of Domesticated GigCapital7 Common Stock and warrants to purchase 14,800 shares of Domesticated GigCapital7 Common Stock with an exercise price of $11.50 per share. In addition, although there is no intent to have any further Working Capital Loans, to the extent that there are any, up to $1,500,000 in the aggregate of Working Capital Loans can be converted into units on these terms. Upon the Domestication, the Domesticated GigCapital7 warrants will entitle the holders to purchase shares of Domesticated Purchaser Common Stock. Such Domesticated GigCapital7 warrants, when exercised, will increase the number of issued and outstanding shares and may reduce the market price of the Domesticated Purchaser Common Stock.

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

The proposed Domesticated GigCapital7 Charter will provide, subject to limited exceptions, that the courts of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders. The proposed Domesticated GigCapital7 Charter will require, to the fullest extent permitted by law, that (i) any derivative action or proceeding brought in our name or right or on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees, agents or stockholders to us or our stockholders, (iii) any action arising pursuant to any provision of the DGCL, our Amended and Restated Certificate of Incorporation (including any Preferred Stock Designation) or our Bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery, (iv) any action to interpret, apply, enforce or determine the validity of our Amended and Restated Certificate of Incorporation (including any Preferred Stock Designation) or our Bylaws, or (v) any action asserting a claim governed by the internal affairs doctrine, shall be brought exclusively in the Court of Chancery of the State of Delaware, in each case subject to such court having personal jurisdiction over the indispensable parties named as defendants therein. Furthermore, unless we consent in writing to the selection of an alternative forum, with respect to claims that are not internal corporate claims, stockholders, when acting in their capacity as stockholders or in the right of the Corporation, must bring any such claims only in the Court of Chancery of the State of Delaware or the United States District Court for the District of Delaware, if such claims relate to the business of the Corporation, the conduct of its affairs, or the rights or powers of the Corporation or its stockholders, directors or officers, in each case subject to the applicable court having personal jurisdiction over the indispensable parties named as defendants. Domesticated GigCapital7 will be headquartered in California. Under a 2023 decision of the Ninth Circuit U.S. Court of Appeals, which is binding on lawsuits brought in U.S. federal courts located in California, forum selection provisions that require stockholders of Delaware corporations to file derivative actions or proceedings in the Court of Chancery are enforceable as applied to claims asserted derivatively under Section 14(a) of the Exchange Act, and therefore will be respected, which may mean that no derivative claims under Section 14(a) can be brought in any court as the forum for such claims is restricted by the Exchange Act to U.S. federal courts. Another U.S. Court of Appeals takes a contrary position to that of the Ninth Circuit U.S. Court of Appeals, and if the U.S. Supreme Court were to resolve this disagreement between the two U.S. Courts of Appeals against the decision of the Ninth Circuit U.S. Court of Appeals, then any such derivative action under Section 14(a) of the Exchange Act involving Domesticated GigCapital7 would be maintainable in a U.S. federal court notwithstanding the provision in the Domesticated GigCapital7 Charter. Any person or entity purchasing or otherwise acquiring any interest in our securities will be deemed to have notice of and to have consented to the exclusive forum provisions in the Domesticated GigCapital7 Charter, and, if an action within the scope of the forum provision is filed in a court other than a court located within the State of Delaware, such stockholder will be deemed to have consented to the personal jurisdiction of the state and federal courts located within the State of Delaware in connection with any action brought to enforce the forum provisions and to service of process through such stockholder’s counsel in the foreign action. In addition, unless we consent in writing to the selection of an alternative forum, the U.S. federal district courts will, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. This federal forum provision does not apply to suits brought to enforce a duty or liability created by the Exchange Act, or the rules and regulations thereunder, or to any other claim for which the U.S. federal courts have exclusive jurisdiction.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

In 2025, we were a SPAC with no business operations other than that following our Offering, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. We assess and identify the possibility of risk from cybersecurity threats considering both our operations and the nature of our assets, which consist solely of the funds in our Trust account managed by a third-party Trustee and the funds in our operating bank account. To date, we have not experienced any cybersecurity attacks. In light of the nature of our operations in identifying and evaluating suitable acquisition transaction candidates, we believe that cybersecurity threats are not reasonably likely to materially affect these business operations. In addition, the procedures in place with third parties that maintain our assets are such that it also should not be reasonably likely for cybersecurity threats to materially affect our financial condition. But we recognize that a penetration of our systems or a third party’s systems could subject us to business, regulatory, litigation and reputation risk, which could have a negative effect on our business, financial condition and results of operations.

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

The following table sets forth, for the calendar quarter indicated, the high and low sales prices per unit as reported on the Nasdaq for the year ended December 31, 2025.

	Units (GIGGU)		Ordinary Shares (GIG)		Warrants (GIGGW)
	High	Low	High	Low	High	Low
Year Ended December 31, 2025
Quarter ended March 31, 2025	$10.25	$10.05	$10.18	$9.99	$0.10	$0.06
Quarter ended June 30, 2025	$11.11	$10.20	$10.40	$10.12	$0.15	$0.07
Quarter ended September 30, 2025	$11.01	$10.48	$10.55	$10.35	$0.50	$0.13
Quarter ended December 31, 2025	$13.51	$10.48	$11.72	$10.47	$1.69	$0.40

(b) Holders

At March 5, 2026, there was one holder of record of GigCapital7 Units, one holder of record of GigCapital7 Public Shares, thirty holders of record of Class B ordinary shares, one holder of record of Public Warrants and one holder of record of Private Placement Warrants. The actual number of holders of our units, separately traded public shares and separately traded warrants is greater than the number of record holders, and includes shareholders who are beneficial owners, but whose securities are held in “nominee” or “street name” by brokers and other nominees. The number of holders of record also does not include shareholders whose shares may be held in trust by other entities.

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

d) Securities Authorized for Issuance Under Equity Compensation Plans

None.

e) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Founder and Consulting Shares

During the period from May 8, 2024 (date of inception) to December 31, 2024, the Sponsor purchased a net 12,207,246 Founder Shares, of which 2,000,000 Class B ordinary shares were forfeited on October 25, 2024, following the underwriters’ decision not to exercise the over-allotment option, for an aggregate purchase price of $100,000, or $0.00979696 per share. Additionally, on June 6, 2024, 300,000 Class B ordinary shares were sold for $3,000 to a consultant for its consulting services in connection with the Offering.

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

Use of Proceeds

On August 28, 2024, the SEC declared the Company’s initial Registration Statement on Form S-1 (File No 333-280015), in connection with the IPO of $200.0 million, effective.

The Company entered into an underwriting agreement on August 28, 2024 to conduct the IPO of 20,000,000 public units in the amount of $200.0 million in gross proceeds (the “public units”), with a 45-day option provided to the underwriters to purchase up to 3,000,000 additional public units solely to cover over-allotments, if any, in the amount of up to $30.0 million in additional gross proceeds. Each public unit consists of one Class A ordinary share of the Company, $0.0001 par value, and one redeemable warrant (a “public warrant”). Each whole public warrant is exercisable for one Class A ordinary share at a price of $11.50 per full share.

On August 30, 2024, the Company consummated the IPO of 20,000,000 public units. The public units were sold at a price of $10.00 per public unit, generating gross proceeds to the Company of $200,000,000.

On October 25, 2024, the over-allotment option expired without the purchase of additional public units by the underwriters.

As of December 31, 2025, we had cash of $89,362 held outside the Trust Account for working capital purposes.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the Company’s consolidated financial condition and results of operations should be read in conjunction with the Company’s consolidated financial statements and notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Please see “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

We are a Private-to-Public Equity (PPE) company, also known as a blank check company or special purpose acquisition vehicle, incorporated in the Cayman Islands and formed by an affiliate of the serial special purpose acquisition company GigCapital Global, for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, or engaging in any other similar business combination with one or more businesses or entities. On September 27, 2025, the Company entered into a business combination agreement with Hadron Energy, Inc., a cutting-edge innovator in micro reactor technology, for the Company’s initial business combination. Upon consummation of the business combination with Hadron Energy, we expect to change our name and be known as Hadron Energy, Inc.

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

The issuance of additional ordinary shares or the creation of one or more classes of preferred shares during our initial business combination:

•
may significantly dilute the equity interest of investors in the IPO who would not have pre-emption rights in respect of any such issue;
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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities, those necessary to prepare for the IPO and to identify a target business for the business combination. We do not expect to generate any operating revenues until after completion of our initial business combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities raised during the Offering. We expect to continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2025, we had net income of $3,825,465, which consisted of interest and dividend income on cash and marketable securities held in the Trust Account and operating account of $8,448,606 and $710, respectively, that were partially offset by operating expenses of $3,340,796 and other expense from the change in fair value of warrant liability of $1,283,055.

For the period from May 8, 2024 (date of inception) to December 31, 2024, we had net income of $2,378,292, which consisted of interest and dividend income on cash and marketable securities held in the Trust Account and operating account of $3,188,704 and 2,024, respectively, that were partially offset by operating expenses of $628,761 and other expense from the change in fair value of warrant liability of $183,675.

Liquidity and Capital Resources

Our liquidity needs have been satisfied to date through: (1) the receipt of $100,000 from the sale of the founder shares, (2) the net proceeds of $198,680,082 from the sale of the public units in the Offering, after deducting net offering expenses of approximately $1,319,918, which includes an underwriting discount of $600,000, (3) the sale of the Founder Shares to a consultant for a purchase price of $3,000, (4) the sale of Private Placement Warrants to our Sponsor for a purchase price of $58,060, and (5) the sale of the private placement shares to non-managing investors for a purchase price of $3,250,000. These transactions resulted in proceeds of $202,091,142 of which $200,000,000 was immediately held in the Trust Account.

As of December 31, 2025, we held cash and marketable securities in the amount of $211,637,310 in the Trust Account. The marketable securities consisted of money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government obligations.

For the year ended December 31, 2025, cash used in operating activities was $1,179,866, resulting from interest and dividends earned on marketable securities held in the Trust Account of $8,448,606 and a decrease in related party payable of $29,995. These are partially offset by net income of $3,825,465, a decrease in prepaid expenses and other current assets of $56,336 and other assets of $85,984 and an increase in accounts payable of $145,336, accrued legal services of $1,818,095, accrued liabilities of $84,464 and the fair value of the warrant liability of $1,283,055.

For the period from May 8, 2024 (date of inception) to December 31, 2024, cash used in operating activities was $821,914, resulting from interest and dividends earned on marketable securities held in the Trust Account of $3,188,704, plus an increase in prepaid expenses and other current assets of $207,680 and an increase in other assets of $85,984. These were partially offset by net income of $2,378,292 and an increase in liabilities of $59,487, due to increase in accounts payable, including payable to related parties, and accrued liabilities of $39,000, and an increase in the fair value of the warrant liability of $183,675.

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

As of December 31, 2025, we had cash of $89,362 held outside the Trust Account and a working capital deficit of $1,875,681. On January 30, 2026, the Company received a Working Capital Loan from our Sponsor for a principal amount of $148,000. The Working Capital Loan was received to provide the Company with additional working capital and was not deposited into the trust account. The Working Capital Loan is convertible at the Sponsor’s election upon the consummation of the initial Business Combination. Upon such election, the Working Capital Loan will convert, at a price of $10.00 per unit, into an aggregate of 14,800 units consisting of 14,800 shares of Domesticated GigCapital7 Common Stock and warrants to purchase 14,800 shares of Domesticated GigCapital7 Common Stock with an exercise price of $11.50 per share.

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

Off-Balance Sheet Arrangements

As of December 31, 2025, we have not entered into any off-balance sheet financing arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of December 31, 2025, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay our Founder a monthly fee of $30,000 for office space, administrative services and secretarial support and an agreement with our Chief Financial Officer to pay a monthly fee of $20,000 for accounting services.

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

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of Accounting Standards Codification (“ASC”) Topic 260, “Earnings Per Share.” Net income per share is computed by dividing net income by the weighted-average number of shares of ordinary shares outstanding during the period. The weighted-average ordinary shares are reduced for the effect of the Class B ordinary shares that are subject to forfeiture. The Company’s consolidated statements of operations and comprehensive income include a presentation of net income per share subject to redemption in a manner similar to the two-class method of income (loss) per share. With respect to the accretion of the Class A ordinary shares subject to possible redemption and consistent with ASC 480-10-S99-3A, the Company treated accretion in the same manner as a dividend paid to the shareholders in the calculation of the net income per ordinary share. The Company’s public warrants and Private Placement Warrants could, potentially, be exercised or converted into Class A ordinary shares and then share in the earnings of the Company. However, these warrants were excluded when calculating diluted income per share as the contingencies associated with the warrants had not been satisfied as of the end of the reporting periods presented. As a result, diluted income per share is the same as basic income per share for the period presented.

Ordinary Shares subject to possible redemption

Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our consolidated balance sheet. As of December 31, 2025, 20,000,000 Class A ordinary shares were issued and outstanding and subject to possible redemption.

Warrant Liability

We account for warrants for ordinary shares of the Company that are not indexed to our own shares as liabilities at fair value on the consolidated balance sheet. These warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized as a component of other income (expense) on the consolidated statement of operations and comprehensive income. We will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the warrants. At that time, the portion of the warrant liability related to the warrants for ordinary shares will be reclassified to additional paid-in capital.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

To date, our efforts have been limited to organizational activities and activities relating to the IPO and the identification and evaluation of a potential initial business combination. We have neither engaged in any operations nor generated any revenues. As of December 31, 2025, the net proceeds from our IPO held in the Trust Account were comprised entirely of United States government treasury bills, bonds or notes having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest solely in United States treasuries. Due to the short-term nature of the money market fund’s investments, we do not believe that there will be an associated material exposure to interest rate risk.

As of December 31, 2025, $211,637,310 was held in the Trust Account for the purposes of consummating an initial business combination.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of GigCapital7 Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of GigCapital7 Corp. (a Cayman Islands exempted company) (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive income, shareholders’ equity (deficit), and cash flows for the year ended December 31, 2025 and the period from May 8, 2024 (date of inception) through December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the year ended December 31, 2025 and the period from May 8, 2024 (date of inception) through December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that GigCapital7 Corp. will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has no present revenue, its business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2025 are not sufficient to complete its planned activities for the upcoming year. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BPM LLP

We have served as the Company’s auditor since 2024.

San Jose, California

March 6, 2026

GIGCAPITAL7 CORP.

Consolidated Balance Sheets

	December 31, 2025	December 31, 2024
ASSETS
Current assets
Cash	$89,362	$1,344,228
Prepaid expenses and other current assets	151,344	207,680
Total current assets	240,706	1,551,908
Cash and marketable securities held in Trust Account	211,637,310	203,188,704
Other assets	—	85,984
TOTAL ASSETS	$211,878,016	$204,826,596
LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$170,775	$25,439
Related party payable	4,053	34,048
Accrued legal services	1,818,095	—
Accrued liabilities	123,464	114,000
Total current liabilities	2,116,387	173,487
Warrant liability	1,524,790	241,735
Total liabilities	3,641,177	415,222
Commitments and contingencies (Note 5)
Class A ordinary shares subject to possible redemption, par value of $0.0001 per share 200,000,000 shares authorized; 20,000,000 shares at a redemption value of $10.58 per share and $10.15 per share as of December 31, 2025 and 2024, respectively	211,537,310	203,088,704
Shareholders’ equity (deficit)
Preferred shares, par value of $0.0001 per share; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, par value of $0.0001 per share; 200,000,000 shares authorized; none issued or outstanding (excludes 20,000,000 shares subject to possible redemption)	—	—
Class B ordinary shares, par value of $0.0001 per share; 50,000,000 shares authorized; 13,333,333 shares issued and outstanding as of December 31, 2025 and 2024	1,333	1,333
Additional paid-in capital	—	—
Retained earnings (accumulated deficit)	(3,301,804)	1,321,337
Total shareholders' equity (deficit)	(3,300,471)	1,322,670
TOTAL LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS' EQUITY (DEFICIT)	$211,878,016	$204,826,596

The accompanying notes are an integral part of these consolidated financial statements.

GIGCAPITAL7 CORP.

Consolidated Statements of Operations and Comprehensive Income

	Year ended December 31, 2025	Period from May 8, 2024 (Inception) through December 31, 2024
Revenues	$—	$—
General and administrative expenses	3,340,796	628,761
Loss from operations	(3,340,796)	(628,761)
Other income (expense)
Change in fair value of warrants	(1,283,055)	(183,675)
Interest income	710	2,024
Interest and dividend income on marketable securities held in Trust Account	8,448,606	3,188,704
Income before provision for income taxes	3,825,465	2,378,292
Provision for income taxes	—	—
Net income and comprehensive income	$3,825,465	$2,378,292
Net income attributable to Class A ordinary shares subject to possible redemption	$2,295,279	$1,087,567
Basic and diluted weighted-average shares outstanding, Class A ordinary shares subject to possible redemption	20,000,000	10,420,168
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.11	$0.10
Net income attributable to Class B non-redeemable ordinary shares	$1,530,186	$1,290,725
Basic and diluted weighted-average Class B non-redeemable ordinary shares outstanding	13,333,333	12,366,661
Basic and diluted net income per share, Class B non-redeemable ordinary shares	$0.11	$0.10

The accompanying notes are an integral part of these consolidated financial statements.

GIGCAPITAL7 CORP.

Consolidated Statements of Shareholders’ Equity (Deficit)

	Ordinary Shares		Additional	Retained Earnings
Period from May 8, 2024 (Inception) through December 31, 2024	Shares	Amount	Paid-In Capital	(Accumulated Deficit)	Shareholders' Equity (Deficit)
Balance as of May 8, 2024 (Inception)	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Founder and consultant	17,300,000	1,730	101,270	—	103,000
Surrender of Class B ordinary shares by Founder	(6,792,754)	(679)	679	—	—
Issuance of Class B ordinary shares in private placement	2,826,087	282	3,249,718	—	3,250,000
Fair value of public warrants at issuance	—	—	18,460,769	—	18,460,769
Allocated value of issuance costs to public warrants	—	—	(111,538)	—	(111,538)
Accretion of Class A ordinary shares to redemption value	—	—	(22,757,853)	—	(22,757,853)
Reclass of negative additional paid-in capital to retained earnings	—	—	1,056,955	(1,056,955)	—
Net income	—	—	—	2,378,292	2,378,292
Balance as of December 31, 2024	13,333,333	1,333	—	1,321,337	1,322,670
Accretion of Class A ordinary shares to redemption value	—	—	(8,448,606)	—	(8,448,606)
Reclass of negative additional paid-in capital to retained earnings (accumulated deficit)	—	—	8,448,606	(8,448,606)	—
Net income	—	—	—	3,825,465	3,825,465
Balance as of December 31, 2025	13,333,333	$1,333	$—	$(3,301,804)	$(3,300,471)

The accompanying notes are an integral part of these consolidated financial statements.

GIGCAPITAL7 CORP.

Consolidated Statements of Cash Flows

	Year ended December 31, 2025	Period from May 8, 2024 (Inception) through December 31, 2024
OPERATING ACTIVITIES
Net income	$3,825,465	$2,378,292
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liability	1,283,055	183,675
Interest and dividends earned on cash and marketable securities held in Trust Account	(8,448,606)	(3,188,704)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	56,336	(207,680)
Accounts payable	145,336	25,439
Related party payable	(29,995)	34,048
Accrued legal services	1,818,095	—
Accrued liabilities	84,464	39,000
Other assets	85,984	(85,984)
Net cash used in operating activities	(1,179,866)	(821,914)
INVESTING ACTIVITIES
Investment of cash in Trust Account	—	(200,000,000)
Net cash used in investing activities	—	(200,000,000)
FINANCING ACTIVITIES
Proceeds from sale of Class B ordinary shares to founder and consultant	—	103,000
Proceeds from sale of public units, net of underwriting discount paid	—	199,400,000
Proceeds from the sale of private placement warrants to Founder	—	58,060
Proceeds from sale of Class B ordinary shares in a private placement	—	3,250,000
Payment of offering costs	(75,000)	(644,918)
Net cash provided by (used in) financing activities	(75,000)	202,166,142
Net increase (decrease) in cash	(1,254,866)	1,344,228
Cash at beginning of period	1,344,228	—
Cash at end of period	$89,362	$1,344,228

Supplemental non-cash disclosure:
Offering costs included in accounts payable, related party payable and accrued liabilities	$—	$75,000
Accretion of Class A ordinary shares to redemption value	$8,448,606	$22,757,853

The accompanying notes are an integral part of these consolidated financial statements.

GIGCAPITAL7 CORP.

Notes to Consolidated Financial Statements

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

As of December 31, 2025, the Company had not commenced any operations. All activity for the period from May 8, 2024 (date of inception) through December 31, 2025 relates to the Company’s formation and the initial public offering (the “Offering”), as described below, and identifying a target Business Combination, as described below. The Company will not generate any operating revenues until after completion of the Business Combination, at the earliest. The Company generates non-operating income in the form of interest and dividend income on cash, cash equivalents and marketable securities from the proceeds derived from the Offering. The Company has selected December 31 as its fiscal year end.

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

Business Combination

The Company has 21 months from the closing date of the Offering to complete its initial Business Combination. If the Company does not complete a Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares for a per share pro rata portion of the Trust Account, including interest and dividends, but less taxes payable (less up to $100,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its creditors and remaining shareholders, as part of its plan of dissolution and liquidation. The initial shareholders entered into agreements with the Company, pursuant to which they agreed: (1) to waive their redemption rights with respect to their founder shares, private placement shares and any Class A ordinary shares issuable upon conversion thereof in connection with the consummation of the Company’s initial Business Combination or a tender offer conducted prior to a Business Combination or in connection with it; and (2) to waive their rights to liquidating distributions from the Trust Account with respect to their founder shares and private placement shares if the Company fails to complete its initial Business Combination within 21 months from the closing of the Offering, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete its initial Business Combination within the prescribed time frame.

In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per unit in the Offering.

Liquidity

As of December 31, 2025, the Company had $89,362 in cash and a working capital deficit of $1,875,681. Further, the Company has no present revenue, its business plan is dependent on the completion of a Business Combination and it expects to continue to incur significant costs in pursuit of its Business Combination acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. There is no assurance that the Company’s plans to consummate a Business Combination will be successful or successful within the target business acquisition period. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. BUSINESS COMBINATION AND RELATED AGREEMENT

On September 27, 2025, the Company (which will transfer by way of continuation and domesticate as a Delaware corporation prior to the Closing (as defined below)), entered into a Business Combination Agreement (the “Business Combination Agreement”), dated as of September 27, 2025, by and among the Company, MMR Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of the Company (“Merger Sub”), and Hadron Energy, Inc., a Delaware corporation (“Hadron Energy”), pursuant to which, among other things and subject to the terms and conditions contained therein, Merger Sub will merge with and into Hadron Energy (the “Merger”), with Hadron Energy continuing as the surviving company (Hadron Energy, in its capacity as the surviving corporation of the Merger, is sometimes referred to as the “Surviving Company”). The Business Combination Agreement and the transaction was approved by the the Company's board of directors and the board of directors of Hadron Energy.

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

By virtue of the Domestication upon its effectiveness, (a) each then issued and outstanding Class A ordinary share of GigCapital7 (each a “Class A Ordinary Share”) (other than any Class A Ordinary Share included in the Cayman Purchaser Units (as defined in the Business Combination Agreement)) shall convert automatically, on a one-for-one basis, into one (1) share of common stock of Domesticated GigCapital7 (the “Domesticated Purchaser Common Stock”); (b) each then issued and outstanding Class B ordinary share of GigCapital7 (each a “Class B Ordinary Share”) shall convert automatically, on a one-for-one basis, into one (1) share of Class B common stock of Domesticated GigCapital7 (the “Domesticated Purchaser Class B Common Stock”); (c) each then issued and outstanding warrant of the Company (other than any Cayman Purchaser Public Warrants (as defined in the Business Combination Agreement) included in the Cayman Purchaser Units) (each a “Cayman Purchaser Warrant”) shall convert automatically into a warrant to acquire one (1) share of Domesticated Purchaser Common Stock (each a “Domesticated Purchaser Warrant”), pursuant to the Warrant Agreement (as defined in the Business Combination Agreement); and (d) each then issued and outstanding Cayman Purchaser Units shall be cancelled and will thereafter entitle the holder thereof to one (1) share of Domesticated Purchaser Common Stock and one (1) Domesticated Purchaser Warrant, in each case without any action on the part of the Company, Merger Sub, Hadron Energy or any holder of securities of any of the foregoing.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position as of December 31, 2025, and the results of operations and cash flows for the periods presented.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany balances and transactions are eliminated in consolidation.

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

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of Accounting Standards Codification (“ASC”) Topic 260, “Earnings Per Share.” Net income per share is computed by dividing net income by the weighted-average number of shares of ordinary shares outstanding during the period. The weighted-average ordinary shares are reduced for the effect of the Class B ordinary shares that are subject to forfeiture. The Company’s consolidated statements of operations and comprehensive income include a presentation of net income per share subject to redemption in a manner similar to the two-class method of income (loss) per share. With respect to the accretion of the Class A ordinary shares subject to possible redemption and consistent with ASC 480-10-S99-3A, the Company treated accretion in the same manner as a dividend paid to the shareholders in the calculation of the net income per ordinary share. The Company’s public warrants (see Note 4) and private placement warrants (see Note 5) could, potentially, be exercised or converted into Class A ordinary shares and then share in the earnings of the Company. However, these warrants were excluded when calculating diluted income per share as the contingencies associated with the warrants had not been satisfied as of the end of the reporting periods presented. As a result, diluted income per share is the same as basic income per share for the periods presented.

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

Cash and Marketable Securities Held in Trust Account

As of December 31, 2025 and 2024, the assets held in the Trust Account consisted of money market funds investing in U.S. Treasury securities and cash. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in investment income on marketable securities held in the Trust Account in the accompanying consolidated statements of operations and comprehensive income. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

Ordinary Shares Subject to Possible Redemption

Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity (deficit). The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2025 and 2024, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity (deficit) section of the Company’s consolidated balance sheets. Immediately upon the closing of the Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable ordinary shares resulted in charges against additional paid-in capital. As of December 31, 2025 and 2024, 20,000,000 Class A ordinary shares were issued and outstanding and subject to possible redemption.

As of December 31, 2025 and 2024, the Class A ordinary shares subject to possible redemption reflected on the consolidated balance sheet are reconciled in the following table:

Gross proceeds	$200,000,000
Less:
Fair value of public warrants at issuance	(18,460,769)
Ordinary share issuance costs	(1,208,380)
Plus:
Accretion of carrying value to redemption value - period from May 8, 2024 (inception) through December 31, 2024	22,757,853
Class A ordinary shares subject to possible redemption, December 31, 2024	203,088,704
Plus:
Accretion of carrying value to redemption value - year ended December 31, 2025	8,448,606
Class A ordinary shares subject to possible redemption, December 31, 2025	$211,537,310

Financial Instruments

The fair value of the Company’s assets and liabilities approximates the carrying amounts represented in the consolidated balance sheets.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income that also is reported on the consolidated statements of operations and comprehensive income. The key measures of segment profit reviewed by the CODM are general and administrative expenses. General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination within the business combination period. The CODM also reviews general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2025 and 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands, and the Company believes it is presently not subject to income taxes or income tax filing requirements in the United States.

Warrant Liability

The Company accounts for warrants for ordinary shares of the Company that are not indexed to its own shares as liabilities at fair value on the consolidated balance sheets. The warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized as a component of other income (expense) on the consolidated statements of operations and comprehensive income. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the warrants. At that time, the portion of the warrant liability related to the warrants for ordinary shares will be reclassified to additional paid-in capital.

Recent Accounting Pronouncements

The Company does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

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

Simultaneously with the closing of the Offering certain non-managing investors purchased an aggregate of 2,826,087 Class B ordinary shares from the Company at the price of $1.15 per share. The private placement shares along with the founder shares and shares held by the consultant collectively represent 40% of the outstanding ordinary shares at the completion of the Offering (excluding any shares underlying the private placement warrants further described in Note 5). The private placement proceeds will be used to pay for business, legal and accounting due diligence expenses on acquisition targets and continuing general and administration expenses.

On September 6, 2024, the Company announced that the holders of the Company’s public units may elect to separately trade the securities underlying such public units which commenced on September 11, 2024. Any public units not separated will continue to trade on the Nasdaq under the symbol “GIGGU”. Any underlying ordinary shares and warrants that are separated will trade on the Nasdaq under the symbols “GIG,” and “GIGGW,” respectively.

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

6. SHAREHOLDERS’ EQUITY

Preferred Shares

The Company is authorized to issue 1,000,000 preferred shares with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of December 31, 2025 and 2024, there were no preferred shares issued and outstanding.

Class A Ordinary Shares

The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2025 and 2024, there were 20,000,000 Class A ordinary shares subject to possible redemption issued and outstanding.

Class B Ordinary Shares

The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. At formation on May 8, 2024, the Sponsor acquired one Class B ordinary share for a purchase price of $0.0001. Subsequently on May 31, 2024, the Sponsor purchased 16,999,999 Class B ordinary shares for an aggregate purchase price of $100,000, or $0.00588235 per share, of which 2,000,000 Class B ordinary shares were forfeited on October 25, 2024 following the Underwriters’ decision not to exercise the over-allotment option. On May 31, 2024, July 29, 2024 and August 28, 2024, the Sponsor surrendered 300,000, 659,417 and 3,833,337 Class B ordinary shares, respectively, for no consideration. On June 6, 2024, the Company issued 300,000 Class B ordinary shares to a consultant for consulting services in connection with the Offering for a purchase price of $0.01 per share, or an aggregate purchase price of $3,000. As of December 31, 2025 and 2024, there were 13,333,333 Class B ordinary shares issued and outstanding.

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

As of December 31, 2025 and 2024, there were 23,719,000 warrants outstanding.

7. FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description:	Level	December 31, 2025	December 31, 2024
Assets:
Cash and marketable securities held in Trust Account	1	$211,637,310	$203,188,704
Liabilities:
Warrant liability	2	$1,524,790	$241,735

The fair value of the warrants was estimated using the following assumptions:

	Upon Issuance	As of September 11, 2024
Stock Price	$9.08	$9.18
Volatility	9.0%	8.0%
Risk free interest rate	3.78%	3.52%
Exercise price	$11.50	$11.50
Time to maturity - years	6.75	6.72

The change in the fair value of the Level 3 warrant liability in the period from May 8, 2024 (date of inception) through September 11, 2024, was as follows:

Period from May 8, 2024 (Inception) through September 11, 2024
Fair value - beginning of period	$—
Additions	58,060
Change in fair value	2,929,653
Transfers out of level 3 to level 2	(2,987,713)
Fair value - end of period	$—

The marketable securities held in the Trust Account are considered trading securities as they are generally used with the objective of generating profits on short-term differences in price and therefore, any realized and unrealized gains and losses are recorded in the consolidated statements of operations and comprehensive income for the period presented.

8. SUBSEQUENT EVENT

On January 30, 2026, the Company received a working capital loan from its Sponsor for a principal amount of $148,000. The working capital loan was received to provide the Company with additional working capital and was not deposited into the Trust Account. The working capital loan is convertible at the Sponsor’s election upon the consummation of the initial Business Combination. Upon such election, the working capital loan will convert, at a price of $10.00 per unit, into an aggregate of 14,800 units consisting of 14,800 shares of Domesticated GigCapital7 Common Stock and warrants to purchase 14,800 shares of Domesticated GigCapital7 Common Stock with an exercise price of $11.50 per share. The Company has relied upon Section 4(a)(2) of the Securities Act, in connection with the issuance and sale of the convertible promissory note, as it was issued to a sophisticated investor without a view to distribution and was not issued through any general solicitation or advertisement.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

We are a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or other similar Business Combination with one or more target businesses. Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025 based upon the framework in “Internal Control – Integrated Framework” (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission and concluded that our internal control over financial reporting was effective as of that date.

Changes in Internal Control over Financial Reporting

During the period from October 1, 2025 through December 31, 2025, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our directors and executive officers as of December 31, 2025 are listed below.

Name	Age	Position
Dr. Avi S. Katz	67	Chairman of the Board of Directors and Chief Executive Officer
Christine M. Marshall	54	Chief Financial Officer
Dr. Raluca Dinu	52	Director
Karen Rogge	72	Director
Raanan I. Horowitz	65	Director
Ambassador Adrian Zuckerman	68	Director
Professor Darius Moshfeghi	56	Director

Dr. Avi S. Katz

Dr. Avi S. Katz co-founded our Company together with Dr. Raluca Dinu, who is also a director of GigCapital7. Dr. Katz has served as the Chief Executive Officer and the Chairman of the Board since the inception of GigCapital7 in May 2024. Dr. Katz holds 50% indirect membership interest in the Sponsor. Dr. Katz also holds a 50% membership interest in GigManagement, LLC, the managing company of the Sponsor, and has served as a managing member of such managing company since its inception. Dr. Katz has spent approximately 35 years in international executive positions within the TMT industry founding and managing start-ups, and at privately held start-ups, and publicly traded middle-cap companies and large enterprises. After the sale of GigPeak (also known as GigOptix, NYSE: GIG), which he founded and bootstrapped in April 2007 to Integrated Device Technology, Inc. (“IDT”) (Nasdaq: IDTI) in April 2017, Dr. Katz founded GigCapital Global in October 2017 as a serial issuer of Private to Public Equity (PPE) entities, also known as special-purpose-acquisition-company (SPAC). Dr. Katz co-founded GigCapital7 Corp. (“GIG7”) with Dr. Dinu, and Dr. Katz has served as the Chief Executive Officer and the Chairman of the Board since the inception of GIG7 in May 2024. GIG7 completed its initial public offering in August 2024, raising $200 million. It is listed on Nasdaq and trades under the ticker symbol “GIG.” In September 2017, Dr. Katz founded GigCapital, Inc. (“GIG1”), a company formed for the purpose of acquiring a company in the TMT industry. GIG1 completed its initial public offering in December 2017, in which it sold 14,375,000 units at price of $10.00 per unit, with each unit consisting of one share of GIG1 common stock, three-fourths (3/4) of one warrant to purchase one share of GIG1 common stock and one right to receive one-tenth (1/10) of one share of GIG1 common stock, generating aggregate proceeds of approximately $144 million. On February 22, 2019, GIG1 entered into a stock purchase agreement to acquire Kaleyra S.p.A. at about transaction enterprise value of $187 million with combined cash and/or promissory note consideration of $15 million. The transaction closed on November 25, 2019, and GIG1 was renamed Kaleyra, Inc. and listed on the NYSE American stock exchange under the symbol “KLR” (and since that time, Kaleyra uplisted to the NYSE). In November 2023, Kaleyra was sold to Tata Communications at a transaction enterprise value of about $320 million in a cash deal and ceased to exist as a public company. Dr. Katz served as the Chairman of the Board and Secretary of Kaleyra since the consummation of the transaction in November 2019 and until the acquisition by Tata. In this capacity, Dr. Katz steered many restructurings and refinancings, including the acquisition of mGage from Blackstone for about $225 million in a cash and stock deal in June 2021. Prior to that time, Dr. Katz served as the Executive Chairman, Secretary, and Chief Executive Officer of GIG1. In March 2019, Dr. Katz founded GigCapital2, Inc. (“GIG2”), a Private to Public Equity (PPE) company formed for the purpose of acquiring a company in the TMT industry. GIG2 completed its initial public offering in June 2019, in which it sold 17,250,000 units at a per unit price of $10.00, with each unit consisting of one share of GIG2 common stock, one warrant to purchase one share of GIG2 common stock, and one right to receive one-twentieth (1/20) of one share of GIG2 common stock, generating aggregate proceeds of about $173 million. On June 8, 2021, GIG2 completed its business combination with each of UpHealth Holdings, Inc. and Cloudbreak Health, LLC, and the combined company changed its name to UpHealth, Inc. and was listed on the NYSE under the new ticker symbol “UPH”, where it remained listed until 2024 when it was delisted from the NYSE and commenced trading on the OTC Pink, and subsequently on the OTC Expert Market, under the new ticker symbol “UPHL.” Dr. Katz initially served as the Chief Executive Officer of GIG2 until August 2019, when Dr. Dinu substituted for him in that position. He also served as the Executive Chairman and Secretary of GIG2 since inception until the closing of the business combination in June 2021, when Dr. Katz was appointed as the Co-Chairman of the board of directors of UpHealth, becoming the sole Chairman of the Board of UpHealth in June

2022. In this capacity, Dr. Katz has steered many restructurings and refinancings of the company, including the sales of two divisions of the company — IGI, which was sold for $56 million in a cash deal to Belmar Pharma Solutions in June 2023, and Cloudbreak Health, which was sold for $180 million in a cash deal to GTCR in March 2024. However, some subsidiaries of UpHealth, Inc., such as UpHealth Holdings, Inc. and its wholly-owned subsidiaries, Thrasys, Inc. and Behavioral Health Services, LLC, and each of their subsidiaries filed voluntary petitions for relief under Chapter 11 of U.S. Bankruptcy Code in 2023. In February 2020, Drs. Katz and Dinu co-founded GigCapital3, Inc. (“GIG3”), a Private to Public Equity (PPE) company formed for the purpose of acquiring a company in the TMT industry. GIG3 completed its initial public offering in May 2020, in which it sold 20,000,000 units at a per unit price of $10.00, with each unit consisting of one share of GIG3 common stock and three-fourths (3/4) of one warrant to purchase one share of GIG3 common stock, generating aggregate proceeds of $200 million. On May 6, 2021, GIG3 completed its business combination with Lightning Systems, Inc., which did business as Lightning eMotors, and the combined company retained such name. Lightning eMotors, Inc. was listed on the NYSE under the new ticker symbol “ZEV,” but now is listed on the OTC Expert Market under the ticker symbol “ZEVY.” Dr. Katz served as the Chief Executive Officer, Executive Chairman and Secretary of GIG3 since its inception until the closing of the business combination in May 2021, when Dr. Katz was appointed as the Co-Chairman of the board of directors of Lightning eMotors and served in that position until October 2021 when he did not stand for reelection to the board of directors. Lightning eMotors went into receivership in December 2023, and as a result, the assets of Lightning eMotors were sold to GERCO LLC, a subsidiary of GILLIG, in February 2024. In December 2020, Drs. Katz and Dinu co-founded GigCapital4, Inc. (“GIG4”), a Private to Public Equity (PPE) company formed for the purpose of acquiring a company in the TMT and sustainable industries. GIG4 completed its initial public offering in February 2021, in which it sold 35,880,000 units at a per unit price of $10.00, with each unit consisting of one share of GIG4 common stock and one-third (1/3) of one (1) warrant to purchase one share of GIG4 common stock, generating aggregate proceeds of about $359 million. GIG4 listed on Nasdaq under the symbol “GIG.” In June 2021, GIG4 announced its agreement for a business combination with BigBear.ai Holdings, LLC. The business combination between GIG4 and BigBear.ai Holdings, LLC closed on December 9, 2021, and GIG4 was renamed BigBear.ai Holdings, Inc. BigBear.ai moved its listing from Nasdaq to the NYSE, where it is listed under the ticker symbol “BBAI.” Dr. Katz served as the Executive Chairman of GIG4 from its inception until the closing of the business combination with BigBear.ai on December 9, 2021, and until March 2024, he continued to serve as a member of the board of directors of BigBear.ai. In February 2021, Drs. Katz and Dinu co-founded GigInternational1, Inc. a Private to Public Equity (PPE) company formed for the purpose of acquiring a company in the TMT, aerospace and defense (“A&D”), mobility and semiconductor industries with a particular emphasis on the EMEA market. GigInternational1 completed its initial public offering in May 2021, in which it sold 20,900,000 units at a per unit price of $10.00, with each unit consisting of one share of GigInternational1 common stock and one-half (1/2) of one (1) warrant to purchase one share of GigInternational1 common stock, generating aggregate proceeds of $209 million. GigInternational1 listed on Nasdaq under the symbol “GIW,” but in November 2022, decided to liquidate and dissolve the company rather than pursue a business combination, and in December 2022, GigInternational1 delisted from Nasdaq after liquidating its trust account. In January 2021, Drs. Katz and Dinu co-founded GigCapital5, Inc. (“GIG5”), a Private to Public Equity (PPE) company formed for the purpose of acquiring a company in the TMT, A&D, intelligent automation and sustainable industries. GIG5 completed its initial public offering in September 2021, in which it sold 23,000,000 units at a per unit price of $10.00, with each unit consisting of one share of GIG5 common stock and one warrant to purchase one share of GIG5 common stock, generating aggregate proceeds of $230 million. GIG5 listed on Nasdaq under the symbol “GIG.” Dr. Katz was the Executive Chairman of GIG5 from its inception until the closing of the business combination with QT Imaging, Inc. on March 4, 2024, and since then he serves as the chairman of the Board of Directors of QT Imaging Holdings, Inc. The combined company is now listed on Nasdaq under the ticker symbol “QTI”. Dr. Katz is the Chief Executive Officer and Chairman of GigCapital8 Corp. (“GIG8”), a Private to Public Equity (PPE) company formed for the purpose of acquiring a company in the A&D services, cybersecurity and secured communications and quantum-based command and control systems, and AI and ML industries that completed its initial public offering in October 2025, in which it sold 25,300,000 units generating proceeds of about $253 million. GIG8 listed on Nasdaq under the symbol “GIW” and is currently looking for a suitable acquisition target. Dr. Katz is also the Chief Executive Officer and Chairman of GigCapital9 Corp. (“GIG9”), a newly formed Private to Public Equity (PPE) company incorporated in the Cayman Islands that was formed for the purpose of acquiring a company in the A&D services, cybersecurity and secured communications and quantum-based command and control systems, and artificial intelligence and machine learning industries. GIG9 completed its initial public offering in January 2026, in which is sold 25,300,000 units generating proceeds of about $253 million. GIG9 is listed on Nasdaq under the symbol “GIX” and is currently looking for a suitable acquisition target. Prior to launching his first Private to Public Equity (PPE)

company in 2017, Dr. Katz dedicated 10 years to incept and bootstrap, develop and manage GigPeak, originally known as GigOptix, Inc. He served as Chairman of the Board, Chief Executive Officer and President of GigOptix /GigPeak from its inception in 2007 until its sale in April 2017 to IDT for $250 million in cash. While Dr. Katz was at GigPeak’s helm, the company completed 10 M&A deals. From 2003 to 2005, Dr. Katz was the chief executive officer, president, and a member of the board of directors of Intransa, Inc. From 2000 to 2003, Dr. Katz was the chief executive officer, president and a member of the board of directors of Equator Technologies. Prior to it, Dr. Katz held several leadership positions over the span of his career within the TMT industry since serving as member of Technical Staff at AT&T Bell Laboratories between 1988 and 1994, and made numerous angel investments in high-tech companies around the world, being a serial entrepreneur. He holds many U.S. and international patents, authored and co-authored more than 350 published scientific and technical articles in reputable journals, and is the editor of a number of technical books. Dr. Katz is a global philanthropist, and among many other activities, serves as board member of the NY Philharmonic Company. He is a graduate of the 1976 class of the Israeli Naval Academy, graduate of the 1979 USA Naval ASW class, and holds a B.Sc. and Ph.D. in Materials from the Technion (Israel Institute of Technology). Dr. Katz is married to Dr. Dinu, one of our directors.

Christine M. Marshall joined our Company as Chief Financial Officer in May 2024. Ms. Marshall is an accomplished finance leader with extensive expertise in GAAP, SEC reporting, SOX compliance, financial policies and procedures, process enhancements, mergers and acquisitions, debt offerings and operation accounting. Ms. Marshall has a proven track record of building and leading high performing teams throughout her long career. Ms. Marshall has also been the chief financial officer of GIG8 since June 2025 and GIG9 since October 2025. Prior to joining our company, Ms. Marshall was a consultant for the DeWinter Group from September 2023 to March 2024, and in that capacity, acted as the Interim Controller for one of their SaaS clients. From 2015 to 2023, Ms. Marshall was the Senior Director of Accounting, as well as for a portion that time, the Assistant Controller at Vocera Communications, Inc., a company supplying a wireless network-based software solution for voice communication in a variety of settings, which was acquired by Stryker Corporation in February 2022. Her extensive experience also includes acting as an External Reporting and Technical Accounting Consultant from 2009 until 2015 for a number of companies. From 2005 until 2007, Ms. Marshall also performed management and technical accounting functions in her role as External Reporting Manager at Adaptec, Inc., a computer storage company acquired by Microchip Technology. She was also previously a Senior Manager of Assurance and Advisory Services at Deloitte, one of the largest global accounting firms, from 1993 until 2004. Ms. Marshall holds a Bachelor of Science in Commerce from Santa Clara University and is a Certified Public Accountant (inactive) with the State of California.

Dr. Raluca Dinu serves as one of our directors and co-founded our Company with Dr. Avi S. Katz, who is our Chief Executive Officer and Chairman, of the Board of Directors since May 2024. Dr. Dinu has spent approximately 21 years in international executive positions within the TMT industry working for privately held start-ups, middle-cap companies and large enterprises. In these roles, Dr. Dinu has been instrumental in launching and accelerating entities, building teams, large scale fund-raising, developing key alliances and technology partnerships, M&A activities, business development, financial management, global operations and sales and marketing. She served as the Chief Executive Officer of GIG2 from August 2019 to June 2021 and as a member of its board of directors since March 2019 and has continued in that role after that company became UpHealth, Inc. She also served on the board of directors of GIG3 beginning in February 2020 and continued in that role after that company became Lightning eMotors, Inc. in May 2021 until October 2021. She has also served as a member of the board of directors of BigBear.ai Holdings, Inc. since its inception in December 2020 as GIG4 until March 2024, and prior to the December 2021 business combination, was also the President, Chief Executive Officer and Secretary of GIG4 since its inception in December 2020. Drs. Katz and Dinu co-founded GIG7 in May 2024, a Private to Public Equity (PPE) company formed for the purpose of acquiring a company in the TMT, AI/ML, cybersecurity, MedTech, semiconductor and sustainable industries, and Dr. Dinu has served on the board of directors of GIG7 since its inception. GIG7 completed its initial public offering in August 2024. Drs. Katz and Dinu also co-founded GigInternational1, Inc., a Private to Public Equity (PPE) company formed for the purpose of acquiring a company in the TMT, A&D, mobility and semiconductor industries with a particular emphasis on the EMEA market. GigInternational1 completed its initial public offering in May 2021, and Dr. Dinu served as a director beginning with the inception of GigInternational1 and as the Chief Executive Officer, President and Secretary of GigInternational1 beginning in March 2021. In November 2022, GigInternational1 decided to liquidate and dissolve the company rather than pursue a business combination, and in December 2022, GigInternational1 delisted from Nasdaq after liquidating its trust account. In January 2021, Drs. Katz and Dinu co-founded GIG5, a Private to Public Equity (PPE) company formed for the purpose of acquiring a company in the TMT, A&D, intelligent automation and sustainable industries. GIG5 completed its initial public offering in September 2021, in which it sold 23,000,000 units at a per unit price of $10.00, with each unit consisting of one share of GIG5 common stock and one warrant to purchase one share of GIG5 common stock, generating aggregate proceeds of $230 million. GIG5 listed on Nasdaq under the symbol “GIG.” Dr. Dinu served as the Chief Executive Officer of GIG5 form its inception until the closing of the business combination with QT Imaging, Inc. on March 4, 2024, and since then she has served as the Chief Executive Officer and director of QT Imaging Holdings, Inc. The combined company is now listed on Nasdaq under the ticker symbol “QTI.” Dr. Dinu currently serves as a member of the board of directors for GIG8. (Nasdaq: GIW), a newly organized Private to Public Equity (PPE) company or special purpose acquisition company incorporated in the Cayman Islands. Dr. Dinu is also a director of GIG9. Dr. Dinu also holds a 50% membership interest in GigManagement, LLC, and has served as a managing member of GigManagement, LLC since its inception. From April 2017 to May 2019, Dr. Dinu was the Vice President and General Manager of Optical Interconnects Division of IDT. Prior to that, she held several executive-level positions at GigPeak, Inc. (NYSE MKT: GIG) including Executive Vice President and Chief Operation Officer from April 2016 until it was acquired by IDT in April 2017, and before that, as its Executive Vice President of Global Sales and Marketing from August 2015 to April 2016, and as its Senior Vice President of Global Sales and Marketing from December 2014 to August 2015. From February 2014 to September 2017, Dr. Dinu was a member of the board of directors of Brazil-Photonics, in Campinas, Brazil, a joint venture that GigPeak established with the Centro de Pesquisa e Desenvolvimento em Telecomunicações (CPqD). From 2001 to 2008, Dr. Dinu was Vice President of Engineering at Lumera (Nasdaq: LMRA). Lumera was acquired by GigPeak in 2008, and Dr. Dinu joined GigPeak at that time. Dr. Dinu holds a B.Sc. in Physics and Ph.D. in Solid State Condensed Matter Physics from the University of Bucharest, and an Executive-M.B.A. from Stanford University. She also has a Corporate Director certificate from Harvard Business School, after completing the certification for Audit Committees and Compensation Committees in 2021 and Making Corporate Boards More Effective in 2022. Dr. Dinu is married to Dr. Katz, our Chairman of the Board.

Karen Rogge serves as one of our directors. Most recently, Ms. Rogge was a board director at Onto Innovation, a semiconductor equipment company, from 2021 to 2024. Previously, she was a board director at GIG5 through the business combination with QT Imaging from 2023 to March 2024, and Rambus, Inc., a semiconductor product and silicon IP company, from 2021 to 2023. Before that, she was a board director at Kemet Corporation, an electronic components company, acquired by Yageo, from 2018 to 2020. In addition, Ms. Rogge served on the board of directors of AeroCentury, an aircraft leasing company, from 2017 to 2018. She is president of the RYN Group LLC, a management consulting business, which she founded in 2010. She has served as the interim vice president and chief financial officer of Applied Micro Circuits Corporation, a semiconductor company, from 2015 to 2016. Previously, Ms. Rogge served as the senior vice president and chief financial officer of Extreme Networks, a computer network company, from 2007 to 2009. Earlier in her career, she held executive financial and operations management positions at Hewlett Packard Company and Seagate Technology. Ms. Rogge holds an MBA degree from Santa Clara University, and a B.S. degree in business administration from California State University, Fresno. She maintains an NACD Board Leadership Fellow credential.

Raanan I. Horowitz serves as one of our directors. Mr. Horowitz currently serves on the Board of Trustees of the Institute for Defense Analysis, an American non-profit corporation that administers three federally funded research and development centers (FFRDCs) to assist the United States government in addressing national security issues. He also serves on the board of directors of the DFW International Airport, the third largest airport in the world, the board of directors of Parry Labs, a digital engineering company serving the defense market, the board of directors as a board chair of Beaufort, a global provider of survivability equipment for critical mission applications, and the board of directors of GIG7 (Nasdaq:GIG) since August 2024. Mr. Horowitz currently serves as a member of the board and member of the Audit Committee for GIG8. Mr. Horowitz is also a member of the board for GIG9. He is a member of the Wall Street Journal Board of Directors Council and a member of the Board of Directors of Business Executives for National Security (BENS), a non-partisan, non-profit organization that connects business leaders with national security efforts to enhance the United States’ defense and security. He was previously a member of the board of directors of BigBear.ai Holdings, Inc. (NYSE:BBAI) following its business combination with GIG4 in December 2021, serving as the chair of the Nominations and Governance Committee until May 2023. He also served on the board of directors of GIG5 (Nasdaq:GIA) until its business combination with QT Imaging, Inc. (Nasdaq:QTI) in March 2024. Mr. Horowitz was the President, Chief Executive Officer and a member of the board of directors of Elbit Systems of America, LLC, a leading provider of high-performance products and systems solutions for the defense, homeland security, commercial aviation, and medical instrumentation markets from 2007 until March 2024. Elbit Systems of America, LLC is a wholly owned subsidiary of Elbit Systems Ltd., a global source of innovative, technology-based systems for diverse defense and commercial applications with more than 20,000 employees in 15 countries. Prior to being appointed to lead Elbit Systems of America, LLC, Mr. Horowitz served as the Executive Vice President and General Manager of EFW, Inc., a subsidiary of Elbit Systems of America, from 2003 to 2007. In 2014, 2015, 2018, 2022, 2023, and 2024, The Ethisphere Institute named Elbit Systems of America one of the “World’s Most Ethical Companies.” In addition, Mr. Horowitz is active in the A&D industry, serving on the Board of Governors of the Aerospace Industries Association from 2008 until 2024, the board of directors for the National Defense Industrial Association from 2015 until 2024, and as a member of the Wall Street Journal CEO Council from 2018 until 2024. Previously, he served on the National Board of Directors for one of the nation’s largest volunteer health organizations, the Leukemia & Lymphoma Society, from 2009 to 2018. Mr. Horowitz earned a Master of Business Administration degree from the Seidman School of Business (1993) at Grand Valley State University in Allendale, Michigan. He was also awarded a Master of Science degree in Electrical Engineering (1991) and a Bachelor of Science degree in Mechanical Engineering (1981) from Tel-Aviv University in Israel.

Ambassador Adrian Zuckerman serves as one of our directors. Ambassador Zuckerman was the United States Ambassador to Romania from 2019 to 2021. Under his leadership Romania signed a ten-year defense cooperation agreement with the United States that provided financial, military and strategic support and cooperation. He also advanced and helped structure an intergovernmental agreement between the US and Romania for the $8 billion refurbishment of the Cernavoda nuclear plant which included refurbishing one operating reactor and building two additional nuclear reactors. To help finance this project, the Ambassador negotiated a $7 billion financing agreement with the Export-Import Bank of the United States (EXIM). The Cernavoda project was the largest-ever joint project between the United States and Romania. He was the recipient of the Star of Romania, Order of Grand Cross. Ambassador Zuckerman has worked as an Of Counsel to DLA Piper LLP (US) from 2021 to date, bringing his unique skills as a lawyer and former government official to advise multinational corporations on legal, regulatory and governmental affairs as they expand into emerging markets in Eastern Europe and around the world. Before being named as the United States Ambassador to Romania, he was a partner at Seyfath Shaw LLP from 2013 to 2019. Ambassador Zuckerman currently serves as a member of the board and member of the Audit Committee for GIG8. Ambassador Zuckerman is also a member of the board for GIG9. Ambassador Zuckerman is also a member of the advisory board of the Krach Institute for Tech Diplomacy at Purdue University. He holds an undergraduate degree from the Massachusetts Institute of Technology and a law degree from the New York Law School.

Professor Darius Moshfeghi serves as on of our director. Professor Moshfeghi is Professor and Chief of Retina at the Byers Eye Institute at the Stanford University School of Medicine where he has been continuously employed since 2002, and where he established the vitreoretinal fellowship program. He is internationally recognized for his pioneering work to promote telemedicine for the prevention of blindness in premature and term infants, establishing the Stanford University Network for the Diagnosis of Retinopathy of Prematurity (SUNDROP) network in 2005. Dr. Moshfeghi has led the Telemedicine for ROP screening program (TeleROP) collaboration between Stanford University and Pediatrix since 2017. SUNDROP and TeleROP provide ROP screening coverage for >2.5% of USA neonatal intensive care units and 3.8% of eligible infants. His entrepreneurial work centers around telemedicine applications in eye health: in 2020, he founded and was Chairman of Placid0 until its acquisition by Waldo, Inc., in 2021 and served on the Board of directors of 1800 Contacts from 2017 until its acquisition by KKR in 2020. Dr. Moshfeghi teamed with Dr. Jochen Kumm to form Pr3vent in 2017 to implement universal newborn eye screening for retinal and ocular abnormalities in healthy newborn infants and currently sits on the board. He is a founding member of the Collaborative Community on Ophthalmic Imaging—ROP section, serving from 2019 to present, which works with the FDA to develop guidelines for new technology and served on the American Academy of Ophthalmology Telemedicine Working Group from 2014 to 2022 and ROP Telemedicine Task Force Panel from 2009 to 2011. He led the steering committee for the Regeneron BUTTERFLEYE trial from 2019 to present and the photographic imaging committee for Bayer FIREFLEYE trial of aflibercept for ROP from 2018 to 2020. He leads the scientific advisory boards for Akebia from 2023 to present, Feliqs from 2023 to present, and Aspire Pharma in 2023 for their prevention trials in ROP. He also joined the Ocular Therapeutix, Inc. Independent Medical Monitor, Rescue Therapy in 2024 until present, and the Osanni Bio, Inc., Data Monitoring Committee, where he joined as Chair in 2024 and continues to serve. He is active in Data Monitoring Safety Boards working with Affamed from 2022 to present, Alcon from 2015 to 2018, Icon Clinical Research, Insite DME from 2023 to present, Novartis from 2019 to 2020, and Vanotech Chengdu from 2023 to present.

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

Committees of the Board of Directors

Our Board of Directors has three standing committees: an audit committee; a compensation committee; and a nominating and corporate governance committee. Each of our audit committee, our compensation committee and our nominating and corporate governance committee are composed solely of independent directors. Each committee operates under a charter that is approved by our board and has the composition and responsibilities described below. The committee assignments set forth below were in effect as of December 31, 2025.

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

Director Independence

The rules of Nasdaq require that a majority of the GigCapital7 Board be independent within one (1) year of its initial public offering. An “independent director” is defined generally as a person who, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). The GigCapital7 Board has determined that Karen Rogge, Raanan I. Horowitz, Ambassador Adrian Zuckerman, and Professor Darius Moshfeghi are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. GigCapital7’s independent directors have regularly scheduled meetings at which only independent directors are present.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws. We filed a copy of our Code of Business Conduct and Ethics as Exhibit 14.1 to this Annual Report. You are able to review this document by accessing our public filings at the SEC’s website at www.sec.gov. Our shareholders are also able to review these documents by accessing our public filings at the SEC’s website at www.sec.gov. In addition, a copy of the Code of Business Conduct and Ethics will be provided without charge upon request from us, or may be accessed on our Company website at https://www.gigcapitalglobal.com/investors. We intend to disclose any amendments to or waivers of certain provisions of our Code of Business Conduct and Ethics in a Current Report on Form 8-K.

Insider Trading Policy

On August 28, 2024, we adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees, which are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable stock exchange listing standards (the “Insider Trading Policy”).

The foregoing description of the Insider Trading Policy does not purport to be complete and is qualified in its entirety by the terms and conditions of the Insider Trading Policy, a copy of which is attached as Exhibit 19.1 to this Annual Report.

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

(i)
duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;
(ii)
duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;
(iii)
directors should not improperly fetter the exercise of future discretion;
(iv)
duty to exercise powers fairly as between different sections of shareholders;
(v)
duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and
(vi)
duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge skill and experience of that director.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position at the expense of the company. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the memorandum and articles of association or alternatively by shareholder approval at general meetings.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity, subject to their fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us, and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which (a) may be a corporate opportunity for any director or officer, on the one hand, and us, on the other or (b) the presentation of which would breach an existing legal obligation of a director or officer to any other entity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

In addition, our Sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. As a result, our Sponsor, officers and directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other special purpose acquisition company with which they may become involved. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination target. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

Potential investors should also be aware of the following other potential conflicts of interest:

•
Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs;
•
Our Initial Shareholders purchased Class B ordinary shares prior to the date of the prospectus dated August 28, 2024, and have purchased Private Placement Warrants in a transaction that closed simultaneously with the closing of that offering. Our Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their Class B ordinary shares and Public Shares in connection with the completion of our initial business combination. Additionally, our Sponsor, officers and directors have agreed to waive their rights to liquidating distributions from the Trust Account with respect to their Class B ordinary shares if we fail to complete our initial business combination within the prescribed time frame, although they will be entitled to liquidating distributions from assets outside the Trust Account. If we do not complete our initial business combination within the prescribed time frame, the Private Placement Warrants will expire worthless;
•
Our Sponsor, directors and officers agreed not to transfer, assign or sell the Class B ordinary shares, Private Placement Warrants and any Class A ordinary shares issued upon conversion or exercise thereof (i) in the case of any Founder Shares or any other Ordinary Shares (which are not Offering Shares), as defined in the Letter Agreement, until the earlier of (A) six months after the completion of a Business Combination or (B) the date on which, subsequent to a Business Combination, (x) the last sale price of the Ordinary Shares equals or exceeds $11.50 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 Trading Days within any 30-Trading Day period commencing at least 90 days after a Business Combination, or (y) GigCapital7 completes a liquidation, merger, share exchange or other similar transaction that results in all of GigCapital7’s shareholders having the right to exchange their Ordinary Shares for cash, securities or other property, and (ii) in the case of the Private Placement Warrants or any securities underlying the Private Placement Warrants, until 30 days after the completion of our initial business combination. There are exceptions to these transfer restrictions that allow for transfers to be made (a) amongst Sponsor and its Affiliates, to GigCapital7’s executive officers or directors, or to any Affiliate or family member of any of GigCapital7’s executive officers or directors; (b) in the case of an entity, as a distribution to its partners, shareholders or members upon its liquidation; (c) in the case of an individual, (1) by bona fide gift to such person’s immediate family or to a trust, the beneficiary of which is a member of such person’s immediate family, an Affiliate of such person or to a charitable organization, (2) by virtue of the laws of descent and distribution upon death of such person, (3) pursuant to a qualified domestic relations order; (d) in the case of a trust, by distribution to one or more permissible beneficiaries of such trust; (e) by certain pledges to secure obligations incurred in connection with purchases of GigCapital7’s securities; (f) through private sales or transfers made in connection with the consummation of a Business Combination at prices no greater than the price at which such securities were originally purchased; (g) to GigCapital7 for no value for cancellation in connection with the consummation of a Business Combination; (h) in the event of GigCapital7’s liquidation prior to the consummation of a Business Combination; (i) by virtue of the laws of the Cayman Islands, by virtue of Sponsor’s memorandum and articles of association or other constitutional, organizational or formational documents, as amended, upon dissolution of the Sponsor, or by virtue of the constitutional, organizational or formational documents of a subsidiary of Sponsor that holds any securities upon liquidation or dissolution of such subsidiary; or (j) in the event of GigCapital7’s completion of a liquidation, merger, share exchange, reorganization or other similar transaction which results in all of GigCapital7’s shareholders having the right to exchange their Ordinary Shares for cash, securities or other property subsequent to the completion of GigCapital7’s initial Business Combination; provided, that, in case of clauses (a) through (f), these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions and the other terms described in the Letter Agreement to the extent and for the duration that such terms remain in effect at the time of the transfer. Because certain officers and directors will own ordinary shares or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination; and
•
Certain of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

GigCapital7 is not prohibited from pursuing an initial business combination with a company that is affiliated with our Sponsor, officers or directors, non-managing investors, or completing the business combination through a joint venture or other form of shared ownership with our Sponsor, officers or directors, or non-managing investors. In the event we seek to complete our initial business combination with a company that is affiliated (as defined in our amended and restated memorandum and articles of association) with our Sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, stating that the consideration to be paid by us in such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Prior to or in connection with the completion of our initial business combination, there may be payment by the company to our Sponsor, officers or directors, or our or their affiliates, of a finder’s fee, advisory fee, consulting fee or success fee for any services they render in order to effectuate the completion of our initial business, which, if made prior to the completion of our initial business combination, will be paid from funds held outside the Trust Account.

GigCapital7 cannot assure you that any of the above-mentioned conflicts will be resolved in our favor.

In the event that we submit our initial business combination to our Public Shareholders for a vote, our Sponsor, officers and directors have agreed to vote their Class B ordinary shares, and they and the other members of our management team have agreed to vote their Class B ordinary shares and any shares purchased during or after the offering in favor of our initial business combination, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the business combination transaction. The non-managing investors are not required to (i) hold any units, Class A ordinary shares or Public Warrants that they purchased in the Initial Public Offering or may purchase thereafter for any amount of time, (ii) refrain from exercising their right to redeem their Public Shares at the time of our initial business combination. The non-managing investors have the same rights to the funds held in the Trust Account with respect to the Class A ordinary shares comprising part of the public units they purchased in the Initial Public Offering as the rights afforded to our other Public Shareholders. However, the non-managing investors potentially have different interests than our other Public Shareholders in approving our initial business combination and otherwise exercising their rights as Public Shareholders because of their ownership of private placement shares.

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations.

Individual	Entity	Entity's Business	Affiliation
Dr. Avi S. Katz	GIG4L, LLC	Consulting and Investment	Founder and managing member
	GigManagement, LLC	Management Company	Co-Founder and managing member
	GigAcquisitions2, LLC	PPE (SPAC) sponsorship	Founder and manager
	GigAcquisitions7 Corp	PPE (SPAC) sponsorship	Founder and manager
	GigCapital8 Corp	PPE (SPAC)	CEO & Chairman of board of directors
	GigAcquisitions8 Corp	PPE (SPAC) sponsorship	Founder and manager
	GigCapital9 Corp	PPE (SPAC)	CEO & Chairman of board of directors
	GigAcquisitions9 Corp	PPE (SPAC) sponsorship	Founder and manager
	UpHealth, Inc.	Healthcare and Telemedicine	Chairman of board of directors
	QT Imaging Holdings, Inc.	Medical Device	Chairman of board of directors
Ms. Christine Marshall	GigCapital8 Corp	PPE (SPAC)	CFO
	GigCapital9 Corp	PPE (SPAC)	CFO
Dr. Raluca Dinu	GIG4L, LLC	Investment	Co-Founder and managing member
	GigManagement, LLC	Management Company	Founder and managing member
	GigAcquisitions7 Corp	PPE (SPAC) sponsorship	Founder and manager
	GigCapital8 Corp	PPE (SPAC)	Director
	GigAcquisitions8 Corp	PPE (SPAC) sponsorship	Founder and manager
	GigCapital9 Corp	PPE (SPAC)	Director
	GigAcquisitions9 Corp	PPE (SPAC) sponsorship	Founder and manager
	UpHealth, Inc.	Digital Healthcare	Director
	QT Imaging Holdings, Inc.	Medical Device	Chief Executive Officer
Raanan I. Horowitz	Institute for Defense Analysis Parry Labs LLC	Technical and Scientific Analysis Engineering Services	Member of board of trustees, Member of board of directors
	Business Executives for National Security	National Security	Member of board of directors
	GigCapital8 Corp	PPE (SPAC)	Director
	GigCapital9 Corp	PPE (SPAC)	Director
Ambassador Adrian Zuckerman	DLA Piper LLP (US)	Law Firm	Of Counsel
	GigCapital8 Corp	PPE (SPAC)	Director
	GigCapital9 Corp	PPE (SPAC)	Director
Professor Darius Moshfeghi	Standford University School of Medicine	Ophthalmic	Professor and Chief of Retina

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange requires our management team and persons who beneficially own more than ten percent of our ordinary shares to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the year ended December 31, 2025 there were no delinquent filers.

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

The GigCapital7 Board approved the payment by GigCapital7 of advisory fees to directors in connection with certain activities on GigCapital7’s behalf, such as identifying and investigating possible business targets and business combinations as well as pertaining to GigCapital7 Board committee service and administrative and analytical services. These advisory fees are due to be paid quarterly, and include payments to Dr. Avi Katz, the Chief Executive Officer and Chairman of the Board. The quarterly amounts approved are as follows, of which no quarterly payments were made in 2024 and three quarters’ payments have been made in 2025, with $84,000 in payments in the aggregate remaining as outstanding and to be paid upon the consummation of the proposed Business Combination:

Director	Quarterly Advisory Fees	Compensation from 5/8/24 (inception) to 12/31/24	Paid as of 12/31/24	Compensation from 1/1/25 to 12/31/25	Paid as of 12/31/25	Unpaid as of 12/31/25
Dr. Avi Katz	$6,000	$6,000	$-	$26,000	$18,000	$14,000
Dr. Raluca Dinu	$6,000	$6,000	$-	$26,000	$18,000	$14,000
Karen Rogge	$6,000	$6,000	$-	$26,000	$18,000	$14,000
Raanan I. Horowitz	$6,000	$6,000	$-	$26,000	$18,000	$14,000
Ambassador Adrian Zuckerman	$6,000	$6,000	$-	$26,000	$18,000	$14,000
Professor Darius Moshfeghi	$6,000	$6,000	$-	$26,000	$18,000	$14,000

Following are the tabular disclosures of our executive officer and director compensation:

Management Compensation

Name and principal position	Year	Salary	Bonus	Share Awards	Option Awards	Nonequity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation (1)	Total
Dr. Avi S. Katz, Executive Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	May 8, 2024 (Inception) through December 31, 2024	$—	$—	$—	$—	$—	$—	$6,000	$6,000
Dr. Avi S. Katz, Executive Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	January 1, 2025 through December 31, 2025	$—	$—	$—	$—	$—	$—	$26,000	$26,000
Christine M. Marshall, Chief Financial Officer (Principal Financial and Accounting Officer)	May 8, 2024 (Inception) through December 31, 2024	$132,667	$—	$—	$—	$—	$—	$—	$132,667
Christine M. Marshall, Chief Financial Officer (Principal Financial and Accounting Officer)	January 1, 2025 through December 31, 2025	$240,000	$—	$—	$—	$—	$—	$—	$240,000

(1)
Represents quarterly advisory fees that were approved by the GigCapital7 Board and are paid to directors for board committee service and administrative and analytical services, including certain activities on GigCapital7’s behalf, such as identifying and investigating possible business targets and potential business combination targets, performing due diligence on suitable business combinations, attending board and committee meetings, and providing administrative and analytical support in furtherance of GigCapital7’s search for an initial business combination. Each director (including Dr. Katz) is entitled to receive $6,000 per quarter under this arrangement prior to the entry into the Business Combination Agreement and $8,000 per quarter thereafter. The GigCapital7 Board determined that such compensation was appropriate given the substantial time commitment required of directors in connection with the initial business combination process and the specialized expertise each director brings to evaluating potential targets. No payments were made in respect of 2024, and three quarterly payments were made in 2025, with $14,000 owed to Dr. Katz remaining outstanding as of December 31, 2025.

Independent Director Compensation

Name	Fees earned or paid in cash	Stock Awards	Option Awards	Nonequity incentive plan compensation	Change in pension value and nonqualified deferred compensation earnings	All other compensation (1)	Total
Dr. Raluca Dinu, Director						$26,000	$26,000
Karen Rogge, Independent Director and Chairwoman of the Audit Committee	$—	$—	$—	$—	$—	$26,000	$26,000
Raanan I. Horowitz, Independent Director and Chairman of the Compensation Committee	$—	$—	$—	$—	$—	$26,000	$26,000
Ambassador Adrian Zuckerman, Independent Director and Chairman of the nominating and corporate governance committee	$—	$—	$—	$—	$—	$26,000	$26,000
Professor Darius Moshfeghi, Independent Director	$—	$—	$—	$—	$—	$26,000	$26,000

(1)
Represents quarterly advisory fees that were approved by the GigCapital7 Board and are paid to directors for board committee service and administrative and analytical services, including certain activities on GigCapital7’s behalf, such as identifying and investigating possible business targets and potential business combination targets, performing due diligence on suitable business combinations, attending board and committee meetings, and providing administrative and analytical support in furtherance of GigCapital7’s search for an initial business combination. Each independent director is entitled to receive $6,000 per quarter under this arrangement prior to the entry into the Business Combination Agreement and $8,000 per quarter thereafter. The GigCapital7 Board determined that such compensation was appropriate given the substantial time commitment required of directors in connection with the initial business combination process and the specialized expertise each director brings to evaluating potential targets. No payments were made in respect of 2024, and three quarterly payments were made in 2025. As of December 31, 2025, $14,000 per director ($70,000 in the aggregate for the five directors listed in this table) remained outstanding.

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

The following table sets forth information regarding the beneficial ownership of our shares as of the date of this Annual Report by:

▪
each person known by us to be the beneficial owner of more than 5% of either the outstanding Class A ordinary shares or the ordinary shares in the aggregate;
▪
each of our executive officers and directors that beneficially owns ordinary shares; and
▪
all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them.

Name and Address of Beneficial Owner (1)	Number of Class A Ordinary Shares Beneficially Owned	Number of Class B Ordinary Shares Beneficially Owned	Approximate Percentage of Outstanding Class A Ordinary Shares (2)	Approximate Percentage of Outstanding Ordinary Shares (3)
Directors and Named Executive Officers:
Dr. Avi S. Katz (4)	—	9,932,246	—	29.8%
Christine M. Marshall	—	—	—	—
Dr. Raluca Dinu (4)	—	9,932,246	—	29.8%
Karen Rogge	—	—	—	—
Raanan I. Horowitz	—	—	—	—
Ambassador Adrian Zuckerman	—	—	—	—
Professor Darius Moshfeghi	—	—	—	—
All Directors and Executive Officers of the Company as a Group (7 Individuals)	—	9,932,246	—	29.8%
Five Percent or Greater Holders:
GigAcquisitions7 Corp.(4)	—	9,932,246	—	29.8%
Dr. Avi S. Katz (4)	—	9,932,246	—	29.8%
Dr. Raluca Dinu(4)	—	9,932,246	—	29.8%
Highbridge Capital Management, LLC(5)	1,878,437	—	9.4%	5.6%
Aristeia Capital, L.L.C.(6)	1,005,240	—	5.0%	3.0%
Tenor Opportunity Master Fund, Ltd.(7)	1,894,982	—	9.5%	5.7%
Harraden Circle Investors GP, LP(8)	1,171,361	—	5.9%	3.5%
AQR Capital Management, LLC(9)	1,105,491	—	5.5%	3.3%

---------------------------

(1)
Unless otherwise indicated, the business address of each of the individuals is 1731 Embarcadero Rd., Suite 200, Palo Alto, CA 94303.
(2)
Based on 20,000,000 Class A ordinary shares outstanding as of March 6, 2026.
(3)
Based on 33,333,333 ordinary shares outstanding as of March 6, 2026.
(4)
Represents shares held by our Sponsor. The shares held by our Sponsor are beneficially owned by Dr. Katz, our Chairman of the Board of Directors, and Dr. Raluca Dinu, our director, who both have the voting and dispositive power over the shares held by our Sponsor. The Sponsor’s business address is 1731 Embarcadero Rd., Suite 200, Palo Alto, CA 94303.
(5)
Pursuant to a Schedule 13G filed with the SEC on February 17, 2026, Highbridge Capital Management, LLC (“Highbridge”), a Delaware limited liability company, is the investment adviser to certain funds and accounts (the “Highbridge Funds”), including Highbridge Tactical Credit Master Fund, L.P. Kirk Rule is an Executive Director of Highbridge. Highbridge has not admitted that for the purposes of Section 13 of the Exchange Act that it is the beneficial owner of these shares. The address of the business office of Highbridge is 390 Madison Avenue, 28th Floor, New York, NY 10017.
(6)
Pursuant to a Schedule 13G/A filed with the SEC on February 17, 2026, Aristeia Capital, L.LC. (“Ariseia Capital”) may be deemed the beneficial owner of 1,005,240 Class A ordinary shares. Andrew B. David is the Chief Operating Officer of Aristeia Capital. The address of Aristeia Capital is One Greenwich Plaza, Suite 300, Greenwich, CT 06830.
(7)
Pursuant to a Schedule 13G/A filed with the SEC on February 13, 2026, the Class A ordinary shares reported herein are held by Tenor Opportunity Master Fund, Ltd. (the “Master Fund”). Tenor Capital Management Company, L.P. (“Tenor Capital”) serves as the investment manager to the Master Fund. Robin Shah serves as the managing member of Tenor Management GP, LLC, the general partner of Tenor Capital. By virtue of these relationships, the Master Fund, Tenor Capital and Robin Shah may be deemed to have shared voting and dispositive power with respect to the shares owned directly by the Master Fund. The Master Fund, Tenor Capital and Robin Shah have not admitted that they are beneficial owners of the shares for purposes of Section 13 of the Exchange Act or for any other purpose. Each of the Master Fund, Tenor Capital and Robin Shah has disclaimed beneficial ownership of the shares except to the extent of their respective pecuniary interest therein. The address of Tenor Capital is 810 Seventh Avenue, Suite 1905, New York, NY 10019.
(8)
Pursuant to a Schedule 13G filed with the SEC on February 13, 2026, the Class A ordinary shares reported herein are directly beneficially owned by Harraden Circle Investors, LP (“Harraden Fund”), Harraden Circle Special Opportunities, LP (“Harraden Special Op Fund”), Harraden Circle Strategic Investments, LP (“Harraden Strategic Fund") and Harraden Circle Concentrated, LP (“Harraden Concentrated Fund”). Harraden Circle Investors GP, LP (“Harraden GP”) is the general partner to Harraden Fund, Harraden Special Op Fund, Harraden Strategic Fund, and Harraden Concentrated Fund, and Harraden Circle Investors GP, LLC (“Harraden LLC”) is the general partner of Harraden GP. Harraden Circle Investments, LLC (“Harraden Adviser”) serves as investment manager to Harraden Fund, Harraden Special Op Fund, Harraden Strategic Fund, Harraden Concentrated Fund, and other high net worth individuals. Frederick V. Fortmiller, Jr. is the managing member of each of Harraden LLC and Harraden Adviser. In such capacities, each of Harraden GP, Harraden LLC, Harraden Adviser and Mr. Fortmiller may be deemed to indirectly beneficially own the shares reported herein directly beneficially owned by Harraden Fund, Harraden Special Op Fund, Harraden Strategic Fund, and Harraden Concentrated Fund. The address of Harraden Circle Investors GP, LP is 885 Third Avenue, Suite 2600B, New York, NY 10022.
(9)
Pursuant to a Schedule 13G/A filed with the SEC on February 13, 2026, the Class A ordinary shares reported herein are held by AQR Arbitrage, LLC, which is deemed to be controlled by AQR Capital Management, LLC, a wholly owned subsidiary of AQR Capital Management Holdings, LLC. Henry Parkin is an authorized signatory for each of these entities. The address of these entities is One Greenwhich Plaza, Suite 130, Greenwich, CT 06830.

Our Initial Shareholders and any of their permitted transferees beneficially own approximately 40% of our issued and outstanding shares (assuming none of our Initial Shareholders purchases any public units), with our Sponsor beneficially owning approximately 29.8% of such issued and outstanding shares. Because of this ownership block, our Sponsor, acting alone, may be able to effectively influence the outcome of all matters requiring approval by our shareholders, including the election of directors, amendments to our amended and restated memorandum and articles of association and approval of significant corporate transactions.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

At our formation on May 8, 2024, our Sponsor acquired one Class B ordinary share, or “founder share,” for a purchase price of $0.0001. Subsequently on May 31, 2024, our Sponsor purchased 16,999,999 Class B ordinary shares from us for an aggregate purchase price of $100,000, or $0.00588235 per share. Following the May 31, 2024 purchase, our Sponsor surrendered 300,000 Class B ordinary shares to us for no consideration, resulting in our Sponsor holding 16,700,000 Class B ordinary shares. On July 29, 2024 and August 28, 2024, our Sponsor surrendered to us for no consideration an additional 659,417 Founder Shares and 3,833,337 Founder Shares, respectively, resulting in our Sponsor holding 12,207,246 Class B ordinary shares, of which 2,000,000 Founder Shares were forfeited as the Underwriters did not exercise the over-allotment option. On August 27, 2025, our Sponsor gifted 100,000 Class B ordinary shares to a non-affiliated charitable organization. On January 21, 2026, our Sponsor transferred 175,000 Class B ordinary shares to a non-affiliated third party for $148,750. As a result of these transactions, as of the date of this Annual Report, our Sponsor holds 9,932,246 Founder Shares. Prior to the investment of $100,000 by our Sponsor, our Company had no assets, tangible or intangible.

The number of Founder Shares, and the forfeiture mechanism underlying the Founder Shares, has been determined in order to ensure that the Founder Shares, together with the private placement shares owned by the non-managing investors will collectively represent 40% of the issued and outstanding shares (excluding any shares underlying the Private Placement Warrants and assuming none of the Initial Shareholders purchases public units or public shares in the Offering) upon completion of the Offering and the exercise of the Underwriters’ over-allotment option, if any. Our Sponsor holds 9,932,246 Founder Shares as of March 6, 2026.

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

Item 14. Principal Accounting Fees and Services.

Fees for professional services provided by our independent registered public accounting firm since inception include:

	Year ended December 31, 2025	Period from May 8, 2024 (Inception) through December 31, 2024
Audit Fees (1)	$100,085	$191,849
Audit-Related Fees (2)	—	—
Tax Fees (3)	—	—
All Other Fees (4)	—	—
Total	$100,085	$191,849

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)
The following documents are filed as part of this Annual Report on Form 10-K:

Financial Statements: See “Item 8. Financial Statements and Supplementary Data” herein.

(b)
Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit No.	Description

1.1*	Underwriting Agreement, dated August 28, 2024, by and between the Company and Craft Capital Management, LLC, as representative of the underwriters named therein

2.1***	Business Combination Agreement, dated as of September 27, 2025, by and among GigCapital7 Corp., MMR Merger Sub, Inc., and Hadron Energy, Inc.

2.2***	Form of Plan of Domestication of GigCapital7 Corp.

2.3***	First Amendment to Business Combination Agreement, dated as of December 12, 2025, by and among GigCapital7 Corp., MMR Merger Sub, Inc., and Hadron Energy, Inc.

3.1*	Amended and Restated Memorandum and Articles of Association

4.1**	Specimen Unit Certificate

4.2**	Specimen Class A Ordinary Share Certificate

4.3**	Specimen Warrant Certificate

4.4*	Warrant Agreement, dated August 28, 2024, by and between the Company and Continental Stock Transfer & Trust Company

10.1***	Sponsor Support Agreement, dated September 27, 2025, by and among GigCapital7 Corp., GigAcquisitions7 Corp. and Hadron Energy, Inc.

10.2***†	Transaction Support Agreement, dated September 27, 2025, by and among GigCapital7 Corp., Hadron Energy, Inc., and certain stockholders of Hadron Energy, Inc.

10.3*	Insider Letter Agreement, dated August 28, 2024, by and among the Company, each of its officers and directors and the Sponsor

10.4*	Warrant Purchase Agreement, dated August 28, 2024, by and between the Company and the Sponsor

10.5*	Registration Rights Agreement, dated August 28, 2024, by and among the Company, the Sponsor, consultant, and non-managing investors

10.6*	Investment Management Trust Agreement, dated August 28, 2024, by and between the Company and Continental Stock Transfer & Trust Company

10.7*	Administrative Services Agreement, dated August 28, 2024, by and among the Company and GigManagement, LLC

10.8*	Form of Indemnification Agreement

14.1**	Code of Business Conduct and Ethics

19.1****	Insider Trading Policy

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1‡	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2‡	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1****	Clawback Policy

99.1**	Audit Committee Charter

99.2**	Compensation Committee Charter

99.3**	Nominating and Corporate Governance Committee Charter

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, has been formatted in Inline XBRL and contained in Exhibit 101

*	Previously filed with that certain Current Report on Form 8-K filed with the Securities and Exchange Commission on August 28, 2024, and incorporated herein by reference.

**	Previously filed with that certain Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 26, 2024, and incorporated herein by reference.

***	Previously filed with that certain Registration Statement on Form S-4 filed with the Securities and Exchange Commission on November 12, 2025, and incorporated herein by reference.

****	Previously filed with that certain Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on April 16, 2025, and incorporated herein by reference.

†

Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K because it is not material and is the type of information that the Registrant treats as private or confidential. The Registrant agrees to furnish supplementally a copy of such schedules, or any section thereof, to the SEC upon request.

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

GigCapital7 Corp.

Date: March 6, 2026	By:	/s/ Dr. Avi S. Katz
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

Name	Title	Date

/s/ Dr. Avi S. Katz	Chief Executive Officer and Chairman (Principal Executive Officer)	March 6, 2026
Dr. Avi S. Katz

/s/ Christine M. Marshall	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 6, 2026
Christine M. Marshall

/s/ Dr. Raluca Dinu	Director	March 6, 2026
Dr. Raluca Dinu

/s/ Karen Rogge	Director	March 6, 2026
Karen Rogge

/s/ Raanan I. Horowitz	Director	March 6, 2026
Raanan I. Horowitz

/s/ Ambassador Adrian Zuckerman	Director	March 6, 2026
Ambassador Adrian Zuckerman

/s/ Professor Darius Moshfeghi	Director	March 6, 2026
Professor Darius Moshfeghi