Form 10-Q
period 2026-03-31
GigCapital7 Corp.
filed 2026-05-06
CIK 2023730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 6, 2026, the registrant had 20,000,000 Class A ordinary shares, $0.0001 par value per share and 13,333,333 Class B ordinary shares, $0.0001 par value per share, were issued and outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GigCapital7 Corp.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2026	2025
ASSETS
Current assets
Cash	$54,692	$89,362
Prepaid expenses and other current assets	154,351	151,344
Total current assets	209,043	240,706
Cash and marketable securities held in Trust Account	213,506,528	211,637,310
TOTAL ASSETS	$213,715,571	$211,878,016
LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$333,683	$170,775
Convertible working capital loan - related party	132,776	—
Related party payable	5,738	4,053
Derivative liability	15,706	—
Accrued legal services	2,649,839	1,818,095
Accrued liabilities	622,747	123,464
Total current liabilities	3,760,489	2,116,387
Warrant liability	1,182,642	1,524,790
Total liabilities	4,943,131	3,641,177
Commitments and contingencies (Note 5)
Class A ordinary shares subject to possible redemption, par value of $0.0001 per share; 200,000,000 shares authorized; 20,000,000 shares at a redemption value of $10.67 per share and $10.58 per share as of March 31, 2026 and December 31, 2025, respectively	213,406,528	211,537,310
Shareholders’ deficit:
Preferred shares, par value of $0.0001 per share; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, par value of $0.0001 per share; 200,000,000 shares authorized; none issued or outstanding (excludes 20,000,000 shares subject to possible redemption)	—	—
Class B ordinary shares, par value of $0.0001 per share; 50,000,000 shares authorized; 13,333,333 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	1,333	1,333
Additional paid-in capital	—	—
Accumulated deficit	(4,635,421)	(3,301,804)
Total shareholders’ deficit	(4,634,088)	(3,300,471)
TOTAL LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT	$213,715,571	$211,878,016

The accompanying notes are an integral part of these condensed consolidated financial statements.

GigCapital7 Corp.

Condensed Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025
Revenues	$—	$—
General and administrative expenses	1,675,288	371,833
Loss from operations	(1,675,288)	(371,833)
Other income (expense)
Change in fair value of warrants	342,148	(114,173)
Change in fair value of derivative liability	14,743	—
Interest expense	(15,225)	—
Interest income	5	301
Interest and dividend income on marketable securities held in Trust Account	1,869,218	2,103,979
Income before provision for income taxes	535,601	1,618,274
Provision for income taxes	—	—
Net income and comprehensive income	$535,601	$1,618,274
Net income attributable to Class A ordinary shares subject to possible redemption	$321,361	$970,964
Basic and diluted weighted-average shares outstanding, Class A ordinary shares subject to possible redemption	20,000,000	20,000,000
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.02	$0.05
Net income attributable to Class B non-redeemable ordinary shares	$214,240	$647,310
Basic and diluted weighted-average Class B non-redeemable ordinary shares outstanding	13,333,333	13,333,333
Basic and diluted net income per share, Class B non-redeemable ordinary shares	$0.02	$0.05

The accompanying notes are an integral part of these condensed consolidated financial statements.

GigCapital7 Corp.

Condensed Consolidated Statements of Shareholders’ Equity (Deficit)

(Unaudited)

	Ordinary Shares		Additional
Three Months Ended March 31, 2026	Shares	Amount	Paid-In Capital	Accumulated Deficit	Shareholders’ Deficit
Balances as of December 31, 2025	13,333,333	$1,333	$—	$(3,301,804)	$(3,300,471)
Accretion of Class A ordinary shares to redemption value	—	—	(1,869,218)	—	(1,869,218)
Reclass of negative additional paid-in capital to accumulated deficit	—	—	1,869,218	(1,869,218)	—
Net income	—	—	—	535,601	535,601
Balance as of March 31, 2026	13,333,333	$1,333	$—	$(4,635,421)	$(4,634,088)

	Ordinary Shares		Additional
Three Months Ended March 31, 2025	Shares	Amount	Paid-In Capital	Retained Earnings	Shareholders’ Equity
Balances as of December 31, 2024	13,333,333	$1,333	$—	$1,321,337	$1,322,670
Accretion of Class A ordinary shares to redemption value	—	—	(2,103,979)	—	(2,103,979)
Reclass of negative additional paid-in capital to retained earnings			2,103,979	(2,103,979)	—
Net income	—	—	—	1,618,274	1,618,274
Balances as of March 31, 2025	13,333,333	$1,333	$—	$835,632	$836,965

The accompanying notes are an integral part of these condensed consolidated financial statements.

GigCapital7 Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended	For The Three Months Ended
	March 31, 2026	March 31, 2025
OPERATING ACTIVITIES
Net income	$535,601	$1,618,274
Adjustments to reconcile net income to net cash used in operating activities:
Accretion of debt discount on convertible working capital loan - related party	15,225	—
Change in fair value of derivative liability	(14,743)	—
Change in fair value of warrant liability	(342,148)	114,173
Interest and dividends earned on cash and marketable securities held in Trust Account	(1,869,218)	(2,103,979)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,007)	(54,678)
Other assets	—	32,244
Accounts payable	162,908	36,263
Related party payable	1,685	(21,051)
Accrued legal services	831,744	—
Accrued liabilities	499,283	(39,000)
Net cash used in operating activities	(182,670)	(417,754)
FINANCING ACTIVITIES
Proceeds from issuance of convertible working capital loan	148,000	—
Net cash provided by financing activities	148,000	—
Net decrease in cash	(34,670)	(417,754)
Cash at beginning of period	89,362	1,344,228
Cash at end of period	$54,692	$926,474

Supplemental non-cash disclosure:
Fair value of derivative liability at issuance of convertible working capital loan - related party	$30,449	$—
Accretion of Class A ordinary shares to redemption value	$1,869,218	$2,103,979

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

As of March 31, 2026, the Company had not commenced any operations. All activity for the period from May 8, 2024 (date of inception) through March 31, 2026 relates to the Company’s formation and the initial public offering (the “Offering”), as described below, and identifying a target Business Combination, as described below. The Company will not generate any operating revenues until after completion of the Business Combination, at the earliest. The Company generates non-operating income in the form of interest and dividend income on cash, cash equivalents and marketable securities from the proceeds received from the Offering. The Company has selected December 31 as its fiscal year end.

On August 28, 2024, the Securities and Exchange Commission (the “SEC”) declared the Company’s initial Registration Statement on Form S-1 (File No. 333-280015), as amended, in connection with the Offering of $200.0 million, effective.

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

As further discussed in Note 5, simultaneously with the closing of the Offering, the Company consummated the private placement to the Company’s sponsor, GigAcquisitions7 Corp., a Cayman Islands exempted company (the “Sponsor”), of 3,719,000 warrants (the “private placement warrants”) at a price of $0.01561 per private placement warrant (the “warrant private placement”). Each private placement warrant entitles the holder thereof to purchase one Class A ordinary share at $11.50 per share, subject to adjustment. The warrant private placement generated aggregate gross proceeds of $58,060.

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

Working Capital Loan

As further discussed in Note 5, on January 30, 2026, the Company received a working capital loan from its Sponsor for a principal amount of $148,000 (the “convertible loan”). The convertible loan was received to provide the Company with additional working capital and was not deposited into the Trust Account.

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

The Company’s amended and restated memorandum and articles of association provides that, other than the withdrawal of interest and dividends to pay taxes, none of the funds held in the Trust Account will be released until the earlier of: (1) the completion of the Business Combination; (2) the redemption of 100% of the outstanding public shares if the Company has not completed an initial Business Combination within 21 months from the closing of the Offering or (3) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the Company’s public shares if the Company does not complete its initial Business Combination within the required time period or (B) with respect to any other provision relating to the Company’s pre-business combination activity and related shareholders’ rights.

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

Liquidity

As of March 31, 2026, the Company had $54,692 in cash and a working capital deficit of $3,551,446. Further, the Company has no present revenue, its business plan is dependent on the completion of a Business Combination and it expects to continue to incur significant costs in pursuit of its Business Combination acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. There is no assurance that the Company’s plans to consummate a Business Combination will be successful or successful within the target business acquisition period. The unaudited condensed consolidated interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2. Business Combination and Related Agreement

On September 27, 2025, the Company (which will transfer by way of continuation and domesticate as a Delaware corporation prior to the Closing (as defined below)), entered into a Business Combination Agreement (the “Business Combination Agreement”), dated as of September 27, 2025, by and among the Company, MMR Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of the Company (“Merger Sub”), and Hadron Energy, Inc., a Delaware corporation (“Hadron Energy”), pursuant to which, among other things and subject to the terms and conditions contained therein, Merger Sub will merge with and into Hadron Energy (the “Merger”), with Hadron Energy continuing as the surviving company (Hadron Energy, in its capacity as the surviving corporation of the Merger, is sometimes referred to as the “Surviving Company”). The Business Combination Agreement and the transaction was approved by the Company's board of directors and the board of directors of Hadron Energy.

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

By virtue of the Domestication upon its effectiveness, (a) each then issued and outstanding Class A ordinary share of GigCapital7 (each a “Class A Ordinary Share”) (other than any Class A Ordinary Share included in the Cayman Purchaser Units (as defined in the Business Combination Agreement)) shall convert automatically, on a one-for-one basis, into one (1) share of common stock of Domesticated GigCapital7 (the “Domesticated GigCapital7 Common Stock”); (b) each then issued and outstanding Class B ordinary share of GigCapital7 (each a “Class B Ordinary Share”) shall convert automatically, on a one-for-one basis, into one (1) share of Class B common stock of Domesticated GigCapital7 (the “Domesticated GigCapital7 Class B Common Stock”); (c) each then issued and outstanding warrant of the Company (other than any Cayman Purchaser Public Warrants (as defined in the Business Combination Agreement) included in the Cayman Purchaser Units) (each a “Cayman Purchaser Warrant”) shall convert automatically into a warrant to acquire one (1) share of Domesticated GigCapital7 Common Stock (each a “Domesticated GigCapital7 Warrant”), pursuant to the Warrant Agreement (as defined in the Business Combination Agreement); and (d) each then issued and outstanding Cayman Purchaser Units shall be cancelled and will thereafter entitle the holder thereof to one (1) share of Domesticated GigCapital7 Common Stock and one (1) Domesticated GigCapital7 Warrant, in each case without any action on the part of the Company, Merger Sub, Hadron Energy or any holder of securities of any of the foregoing.

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

(iii)

each option to purchase shares of the Hadron Energy Common Stock (the “Hadron Energy Option”) that is outstanding immediately prior to the Effective Time will be automatically assumed by Domesticated GigCapital7 and converted into an option to purchase a number of shares of Domesticated GigCapital7 Common Stock (such option, an “Exchanged Option”), equal to the product (rounded down to the nearest whole number) of (x) the number of shares of the Hadron Energy Common Stock subject to such Hadron Energy Option immediately prior to the Effective Time and (y) the Exchange Ratio (as defined below), at an exercise price per share (rounded up to the nearest whole cent) equal to the quotient of (A) the exercise price per share of such Hadron Energy Option immediately prior to the Effective Time divided by (B) the Exchange Ratio; and

(iv)

each award of the Hadron Energy Restricted Shares (the “Hadron Energy Restricted Share Award”) that is outstanding immediately prior to the Effective Time will be automatically assumed by Domesticated GigCapital7 such that each Hadron Energy Restricted Share Award will be converted into an award for a number of restricted shares of Domesticated GigCapital7 Common Stock (such award, an “Exchanged RSA”), equal to the product (rounded down to the nearest whole number) of (x) the number of shares of Hadron Energy Restricted Shares and (y) the Exchange Ratio.

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

The “Per Share Merger Consideration” in respect of each share of Hadron Energy Common Stock (other than Excluded Shares, Dissenting Shares and Hadron Energy Restricted Shares) that is issued and outstanding, or deemed to be issued and outstanding, immediately prior to the Effective Time, shall be a number of shares of Domesticated GigCapital7 Common Stock equal to the Exchange Ratio. The “Exchange Ratio” means the quotient of: (a) the Aggregate Merger Consideration; divided by (b) the Hadron Energy Fully Diluted Capital. The “Aggregate Merger Consideration” means the number of shares of Domesticated GigCapital7 Common Stock equal to the difference of: (a) the Aggregate Domesticated GigCapital7 Common Stock; minus (b) 13,333,333 shares of Domesticated GigCapital7 Common Stock; provided, however, that if Hadron Energy has any indebtedness outstanding as of the closing of the Merger, the Aggregate Merger Consideration shall be further reduced by a number of shares of Domesticated GigCapital7 Common Stock equal to the amount of such indebtedness divided by $10.59 (the “Per Share Price”) (rounded down to the nearest whole share). The “Aggregate Domesticated GigCapital7 Common Stock” means the number of shares of Domesticated GigCapital7 Common Stock equal to the quotient of: (a) $1,200,200,000; divided by (b) the Per Share Price. The “Hadron Energy Fully Diluted Capital” means the sum (without duplication) of the aggregate number of (a) shares of Hadron Energy Common Stock (other than Hadron Energy Restricted Shares) that are issued and outstanding immediately prior to the Effective Time assuming and after giving effect to the conversion of all Hadron Energy SAFEs, (b) Hadron Energy Restricted Shares that are issued and outstanding immediately prior to the Effective Time, and (c) all shares of Hadron Energy Common Stock issuable upon the full exercise of all Hadron Energy Options outstanding as of immediately prior to the Effective Time (calculated using the treasury method of accounting on a cashless exercise basis).

The Sponsor Share Conversion

At the Effective Time, by virtue of the Merger and the applicable provisions of the certificate of incorporation of Domesticated GigCapital7 (the “Domesticated GigCapital7 Charter”), each share of Domesticated GigCapital7 Class B Common Stock then issued and outstanding shall be automatically cancelled and extinguished and converted into one (1) share of Domesticated GigCapital7 Common Stock.

The Redemption

GigCapital7 will provide an opportunity to the holders of its public shares to have their public shares redeemed on the terms and conditions set forth in the Business Combination Agreement and the Cayman Purchaser Articles (the “Redemption”). Subject to receipt of the approval of the Business Combination Agreement by the GigCapital7 shareholders, GigCapital7 will carry out the Redemption at the Effective Time in accordance with the Cayman Purchaser Articles and the Domesticated GigCapital7 Charter.

The Closing

The Closing will occur as promptly as practicable, but in no event later than three (3) business days, after the satisfaction or, if permissible, waiver of the conditions set forth in the Business Combination Agreement, or at such other date, time, or place as GigCapital7 and Hadron Energy may agree. The date of such Closing is referred to as the “Closing Date.”

Stock Exchange Listing

The public units, public shares and public warrants of the Company, are currently listed on the Nasdaq Stock Market LLC (“Nasdaq”) under the symbols “GIGGU,” “GIG” and “GIGGW,” respectively. From and after the Closing, the Combined Company intends to list on Nasdaq or the New York Stock Exchange, as applicable, only the Domesticated GigCapital7 Common Stock and the Domesticated GigCapital7 Warrants.

Note 3. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of March 31, 2026, and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in unaudited condensed consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.

The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on March 6, 2026. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future interim periods.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany balances and transactions are eliminated in consolidation.

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

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of Accounting Standards Codification ( “ASC”) Topic 260, “Earnings Per Share.” Net income per share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period. The weighted-average ordinary shares are reduced for the effect of the Class B ordinary shares that are subject to forfeiture. The Company’s condensed consolidated statements of operations and comprehensive income include a presentation of net income per share subject to redemption in a manner similar to the two-class method of net income per share. With respect to the accretion of the Class A ordinary shares subject to possible redemption and consistent with ASC 480-10-S99-3A, the Company treated accretion in the same manner as a dividend paid to the shareholders in the calculation of the net income per ordinary share. The Company’s public warrants (see Note 4) and private placement warrants (see Note 5) could, potentially, be exercised or converted into Class A ordinary shares and then share in the earnings of the Company. However, these warrants were excluded when calculating diluted net income per share as the contingencies associated with the warrants had not been satisfied as of the end of the reporting periods presented. The Company also evaluated the impact of the convertible loan (see Note 5) on diluted net income per share using the if-converted method. Under this method, net income is adjusted to add back interest expense (including accretion of the debt discount) and the weighted-average shares are adjusted to assume conversion of the convertible loan from the date of issuance. For the three months ended March 31, 2026, the inclusion of the shares issuable upon conversion of the convertible loan, as well as the underlying warrants, would have been anti-dilutive. Accordingly, such potential ordinary shares have been excluded from diluted net income per share. As a result, diluted net income per share is the same as basic net income per share for the periods presented.

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

Cash and Marketable Securities Held in Trust Account

As of March 31, 2026 and December 31, 2025, the assets held in the Trust Account consisted of money market funds invested in U.S. Treasury securities and cash. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in interest and dividend income on marketable securities held in the Trust Account in the accompanying condensed consolidated statements of operations and comprehensive income. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 and the SEC's Staff Accounting Bulletin (“SAB”) Topic 5A – “Expenses of Offering.” Offering costs in the amount of $1,319,918 consist principally of professional and registration fees incurred that are related to the Offering. Offering costs were allocated to the separable financial instruments issued in the Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to the public shares were charged to temporary equity and Offering costs allocated to the public warrants were charged to shareholders’ equity (deficit) upon the completion of the Offering.

Ordinary Shares Subject to Possible Redemption

Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity (deficit). The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity (deficit) section of the Company’s condensed consolidated balance sheets. Immediately upon the closing of the Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable ordinary shares resulted in charges against additional paid-in capital. As of March 31, 2026 and December 31, 2025, 20,000,000 Class A ordinary shares were issued and outstanding and subject to possible redemption.

As of March 31, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption reflected on the condensed consolidated balance sheets are reconciled in the following table:

Class A ordinary shares subject to possible redemption, December 31, 2025	$211,537,310
Plus:
Accretion of carrying value to redemption value - three months ended March 31, 2026	1,869,218
Class A ordinary shares subject to possible redemption, March 31, 2026	$213,406,528

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income (loss) that also is reported on the condensed consolidated statements of operations and comprehensive income. The key measures of segment profit reviewed by the CODM are general and administrative expenses. General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination within the business combination period. The CODM also reviews general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands, and the Company believes it is presently not subject to income taxes or income tax filing requirements in the United States.

Convertible Working Capital Loan - Related Party

The Company evaluated the embedded conversion feature in the convertible loan under ASC 815, “Derivatives and Hedging” and determined that the feature does not qualify for the scope exception for contracts indexed to the Company’s own stock. Specifically, the conversion feature includes a warrant component that is not indexed solely to the Company’s own stock.

Accordingly, the Company bifurcated the embedded conversion feature and accounted for it as a derivative liability. The derivative liability is measured at fair value at inception and at each reporting date, with changes in fair value recognized in the condensed consolidated statements of operations and comprehensive income. At issuance, the Company recorded the derivative liability at its fair value of $30,449, resulting in a corresponding debt discount. The carrying value of the convertible loan is accreted to its face value over its expected term. Given the short-term nature of the convertible loan, the Company has applied a straight-line method to accrete the debt discount, which approximates the effective interest method.

Warrant Liability

The Company accounts for warrants for ordinary shares of the Company that are not indexed to its own shares as liabilities at fair value on the condensed consolidated balance sheets. The warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized as a component of other income (expense) on the condensed consolidated statements of operations and comprehensive income. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the warrants. At that time, the portion of the warrant liability related to the warrants for ordinary shares will be reclassified to additional paid-in capital.

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

Note 5. Related Party Transactions

Founder Shares

During the period from May 8, 2024 (date of inception) to May 31, 2024, the Sponsor purchased 17,000,000 Class B ordinary shares (the “Founder Shares”) for an aggregate purchase price of $100,000, or $0.00588235 per share. Following the May 31, 2024 purchase, the Sponsor surrendered 4,792,754 Class B ordinary shares for no consideration. The Founder Shares are identical to the Class A ordinary shares included in the public units sold in the Offering except that the Founder Shares are subject to certain transfer restrictions, as described in more detail below. The Sponsor agreed to forfeit up to 2,000,000 Founder Shares to the extent that the over-allotment option is not exercised in full or in part by the Underwriters. As the Underwriters did not exercise the over-allotment option prior to its expiration, the Sponsor forfeited 2,000,000 Founder Shares on October 25, 2024, such that the Sponsor, the consultant and non-managing investors own 40% of the Company’s issued and outstanding Class A and Class B ordinary shares after the Offering.

Private Placement Warrant

Simultaneously with the closing of the Offering, the Sponsor purchased warrants to purchase an aggregate of 3,719,000 Class A ordinary shares at a price of $0.01561 per warrant. The private placement warrants will only be exercisable for whole Class A ordinary shares at $11.50 per share. Under the terms of the warrant agreement, the Company has agreed to use its best efforts to file a new registration statement under the Securities Act, following the completion of the Company’s initial Business Combination. No fractional shares will be issued upon exercise of the private placement warrants. If, upon exercise of the private placement warrants, a holder would be entitled to receive a fractional interest in a share, the Company will, upon exercise, round down to the nearest whole number the number of shares to be issued to the private placement warrant holder. Each private placement warrant will become exercisable on the later of 30 days after the consummation of the Company’s initial Business Combination or 12 months from the closing of the Offering and will expire five years after the completion of the Company’s initial Business Combination or earlier upon redemption or liquidation. However, if the Company does not complete its initial Business Combination on or prior to the 21-month period allotted to complete the initial Business Combination, the private placement warrants will expire at the end of such period. If the Company is unable to deliver registered ordinary shares to the holder upon exercise of the private placement warrants during the exercise period, there will be no net cash settlement of these private placement warrants and the private placement warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the private placement warrant agreement. Once the private placement warrants become exercisable, the Company may redeem the outstanding private placement warrants in whole and not in part at a price of $0.01 per private placement warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the last sale price of the Company’s ordinary shares equals or exceeds $18.00 per share for any 20 trading days within the 30-trading day period ending on the third trading day before the Company sends the notice of redemption to the private placement warrant holders.

The Company’s Sponsor has agreed not to transfer, assign or sell any of their respective Founder Shares, private placement warrants, ordinary shares or other securities underlying such private placement warrants that they may hold until the date that is (i) in the case of the Founder Shares, the earlier of (A) 6 months after the date of the consummation of the Company’s initial Business Combination or (B) subsequent to the Company’s initial Business Combination, (x) the date on which the last sale price of the Company’s Class A ordinary shares equals or exceeds $11.50 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 90 days after the Company’s initial Business Combination, or (y) the date on which the Company consummates a liquidation, merger, share exchange or other similar transaction after the Company’s initial Business Combination which results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property, and (ii) in the case of the private placement warrants and ordinary shares or other securities underlying such private placement warrants, until 30 days after the completion of the Company’s initial Business Combination.

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

Administrative Services Agreement and Other Agreements

The Company has agreed to pay $30,000 a month for office space, administrative services and secretarial support to an affiliate of the Sponsor, GigManagement, LLC. Services commenced on August 28, 2024, the date the securities were first listed on the Nasdaq, and will terminate upon the earlier of the consummation by the Company of a Business Combination or the liquidation of the Company.

Convertible Working Capital Loan

On January 30, 2026, the Company entered into a convertible loan with its Sponsor for a principal amount of $148,000. The convertible loan was received to provide the Company with additional working capital and was not deposited into the Trust Account. The convertible loan bears no interest and is convertible at the Sponsor’s election upon the consummation of the initial Business Combination. Upon such election, the convertible loan will convert, at a price of $10.00 per unit, into an aggregate of 14,800 units consisting of 14,800 shares of Domesticated GigCapital7 Common Stock and warrants to purchase 14,800 shares of Domesticated GigCapital7 Common Stock with an exercise price of $11.50 per share. The Company expects the convertible loan to be settled upon completion of a Business Combination, which is currently estimated to occur by the end of May 2026. The Company has relied upon Section 4(a)(2) of the Securities Act, in connection with the issuance and sale of the convertible loan, as it was issued to a sophisticated investor without a view to distribution and was not issued through any general solicitation or advertisement.

Note 6. Shareholders’ Equity (Deficit)

Preferred Shares

The Company is authorized to issue 1,000,000 preferred shares with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of March 31, 2026 and December 31, 2025, there were no preferred shares issued and outstanding.

Class A Ordinary Shares

The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2026 and December 31, 2025, there were 20,000,000 Class A ordinary shares subject to possible redemption issued and outstanding.

Class B Ordinary Shares

The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. At formation on May 8, 2024, the Sponsor acquired one Class B ordinary share for a purchase price of $0.0001. Subsequently on May 31, 2024, the Sponsor purchased 16,999,999 Class B ordinary shares for an aggregate purchase price of $100,000, or $0.00588235 per share, of which 2,000,000 Class B ordinary shares were forfeited on October 25, 2024 following the Underwriters’ decision not to exercise the over-allotment option. On May 31, 2024, July 29, 2024 and August 28, 2024, the Sponsor surrendered 300,000, 659,417 and 3,833,337 Class B ordinary shares, respectively, for no consideration. On June 6, 2024, the Company issued 300,000 Class B ordinary shares to a consultant for consulting services in connection with the Offering for a purchase price of $0.01 per share, or an aggregate purchase price of $3,000. As of March 31, 2026 and December 31, 2025, there were 13,333,333 Class B ordinary shares issued and outstanding.

Warrants (Public Warrants and Private Placement Warrants)

Warrants will be exercisable for $11.50 per share, and the exercise price and number of warrant shares issuable on exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation of the Company. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s Board of Directors, and in the case of any such issuance to the Company’s Sponsor or its affiliates, without taking into account any Founder Shares held by it prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 65% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial Business Combination on the date of the consummation of its initial Business Combination (net of redemptions), and (z) the volume weighted-average trading price of the Company’s public shares during the 20 trading-day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of (i) the Market Value or (ii) the price at which the Company issues the additional Class A ordinary shares or equity-linked securities.

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

As of March 31, 2026 and December 31, 2025, there were 23,719,000 warrants outstanding.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description:	Level	March 31, 2026	December 31, 2025
Assets:
Cash and marketable securities held in Trust Account	1	$213,506,528	$211,637,310
Liabilities:
Derivative liability	3	$15,706	$-
Warrant liability	2	$1,182,642	$1,524,790

The marketable securities held in the Trust Account are considered trading securities as they are generally used with the objective of generating profits on short-term differences in price and therefore, any realized and unrealized gains and losses are recorded in the condensed consolidated statements of operations and comprehensive income (loss) for the period presented.

The derivative liability was valued using the Black-Scholes option pricing model. The estimated fair value of the derivative liability was based on the following inputs at issuance and as of March 31, 2026:

	Upon Issuance	As of March 31, 2026
Unit price	$11.12	$11.00
Expected term	0.33	0.17
Volatility	56%	7%
Risk free interest rate	3.69%	3.72%
Exercise price	$10.0	$10.0
Dividend yield	0%	0%

The following table presents information about the change in fair value of the Company's Level 3 derivative liability during the three months ended March 31, 2026.

March 31, 2026
Fair value beginning of period	$30,449
Change in fair value	(14,743)
Fair value – end of period	$15,706

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

Note 8. Subsequent Event

On April 16, 2026, the Company amended the convertible loan from its Sponsor for a revised principal amount of $293,000 (“amended convertible loan”). The amended convertible loan was received to provide the Company with additional working capital and was not deposited into the Trust Account. The amended convertible loan is convertible at the Sponsor’s election upon the consummation of the initial Business Combination. Upon such election, the amended convertible loan will convert, at a price of $10.00 per unit, into an aggregate of 29,300 units consisting of 29,300 shares of Domesticated GigCapital7 Common Stock and warrants to purchase 29,300 shares of Domesticated GigCapital7 Common Stock with an exercise price of $11.50 per share. The Company has relied upon Section 4(a)(2) of the Securities Act, in connection with the issuance and sale of the amended convertible loan, as it was issued to a sophisticated investor without a view to distribution and was not issued through any general solicitation or advertisement.

On May 1, 2026, the Company entered into separate agreements (each, a “Non-Redemption Agreement”, and together, the “Non-Redemption Agreements”) with certain of the Company’s public stockholders (each, individually, a “Public Stockholder”, and together, the “Public Stockholders”) eligible to redeem their respective public shares at the upcoming extraordinary general meeting of the shareholders of the Company (the “Meeting”) to approve the Business Combination.

Pursuant to the Non-Redemption Agreements, the Public Stockholders that have entered into the Non-Redemption Agreements have agreed not to exercise redemption rights with respect to their respective public shares in connection with the Business Combination, and to waive all redemption rights with respect to the aggregate number of 1,800,000 public shares (the “Non-Redemption Shares”), provided that no Public Stockholder is required to hold a number of public shares in excess of 9.99% if the total number of public shares outstanding The Non-Redemption Shares held but the Public Stockholders will not be subject to any other transfer restrictions than those described in the Non-Redemption Agreements. The Public Stockholders will have no obligation to hold the Non-Redemption Shares beyond the redemption deadline, after which such shares will be freely tradeable without restrictive legends.

In the event that the Company enters one or more other non-redemption agreements in connection with the Business Combination (“Other Agreements”), the Company has agreed that the terms of such Other Agreements will not be materially more favorable to such other investors than the terms of the Non-Redemption Agreements are in respect of the Public Stockholders. In the event that another investor is afforded any such more favorable terms than the Public Stockholders, the Company has agreed to promptly inform the Public Stockholders of such more favorable terms in writing, and the Public Stockholders will then have the right to elect to have such more favorable terms included in each Public Stockholder’s respective Non-Redemption Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this report (the “Quarterly Report”) to “we,” “us,” “our”, “GigCapital7” or the “Company” refer to GigCapital7 Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to GigAcquisitions7 Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek,” “may,” “might,” “plan,” “possible,” “potential,” “should”, “would” and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for our initial public offering filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a Private-to-Public Equity (PPE) company, also known as a blank check company or special purpose acquisition company (“SPAC”), incorporated in the Cayman Islands and formed by an affiliate of the serial SPAC GigCapital Global, for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, or engaging in any other similar business combination with one or more businesses or entities. On September 27, 2025, the Company entered into a business combination agreement with Hadron Energy, Inc., a cutting-edge innovator in micro reactor technology, for the Company’s initial business combination. Upon consummation of the business combination with Hadron Energy, we expect to change our name and be known as Hadron Energy, Inc.

We seek to capitalize on the significant experience and contacts of our management team to complete our initial business combination. We believe our management team’s distinctive background and record of acquisition and operational success could have a transformative impact on verified target businesses.

Our management team has significant hands-on experience helping companies optimize their existing and new growth initiatives. We intend to apply a unique “Mentor-Investor” philosophy to partner with Hadron where we will offer financial, operational and executive mentoring in order to accelerate its growth and development from a privately held entity to a publicly traded company. Further, we intend to share best practices and key learnings, gathered from our management team’s operating and investing experience, as well as strong relationships in the technology industries to help shape corporate strategies. Additionally, our management team has operated and invested in leading global technology companies across their corporate life cycles, and has developed deep relationships with key large multi-national organizations and investors. We believe that these relationships and our management team’s know-how present a significant opportunity to help drive strategic dialogue, access new customer relationships and achieve global ambitions following the completion of our initial business combination. We believe that we are providing an interesting alternative investment opportunity that capitalizes on key trends impacting the capital markets for technology companies.

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

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities, those necessary to prepare for the Offering and to identify a target business for the business combination. We do not expect to generate any operating revenues until after completion of our initial business combination. We generate non-operating income in the form of interest income on cash and marketable securities raised during the Offering. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited consolidated financial statements as of December 31, 2025 as filed with the SEC on March 6, 2026. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2026, we had net income of $535,601, which consisted of interest income on cash and marketable securities held in the Trust Account and operating account of $1,869,218 and $5, respectively, and income from the change in the fair value of derivative liability and warrant liability that were partially offset by operating expenses of $1,675,288 and interest expense of $15,225. For the three months ended March 31, 2025, we had net income of $1,618,274, which consisted of interest income on cash and marketable securities held in the Trust Account and operating account of $2,103,979 and $301, respectively, that were partially offset by operating expenses of $371,833 and other expense from the change in fair value of warrant liability of $114,173.

Liquidity and Capital Resources

Our liquidity needs have been satisfied to date through: (1) the receipt of $100,000 from the sale of the Founder Shares, (2) the net proceeds of $198,680,082 from the sale of the public units in the Offering, after deducting net offering expenses of $1,319,918, which includes an underwriting discount of $600,000, (3) the sale of the Founder Shares to a consultant for a purchase price of $3,000, (4) the sale of private placement warrants to our Sponsor for a purchase price of $58,060, (5) the sale of the private placement shares to non-managing investors for a purchase price of $3,250,000, and (6) the receipt of $148,000 from issuance of the convertible loan. These transactions resulted in proceeds of $202,091,142 of which $200,000,000 was deposited in the Trust Account.

As of March 31, 2026, we held cash and marketable securities in the amount of $213,506,528 in the Trust Account. The marketable securities consisted of money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government obligations.

For the three months ended March 31, 2026, cash used in operating activities was $182,670, resulting from interest earned on marketable securities held in the Trust Account of $1,869,218, a decrease in the fair value of the derivative liability and warrant liability of $342,148 and $14,743, respectively, and an increase in prepaid expenses of $3,007. These are partially offset by net income of $535,601, an increase in accounts payable of $162,908, accrued legal services of $831,744, related party payable of $1,685, accrued liabilities of $499,283 and accretion of debt discount of $15,225.

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

For the three months ended March 31, 2025, cash provided by financing activities was $148,000 due to proceeds from the convertible loan entered into with our Sponsor.

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

As of March 31, 2026, we had cash of $54,692 held outside the Trust Account and a working capital deficit of $3,551,446. Further, the Company has no present revenue, its business plan is dependent on the completion of a business combination and it expects to continue to incur significant costs in pursuit of its business combination acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. If the proceeds not held in the Trust Account become insufficient to allow us to operate for at least the next 12 months, assuming that a business combination is not consummated during that time, we intend to manage our cash flow through the timing and payment of expenses or, if necessary, raise additional funds from the Sponsor to ensure the proceeds not held in the Trust Account will be sufficient to allow us to operate for at least the next 12 months. In the event that additional financing is required from outside sources, the Company may not be able to raise it on terms acceptable to the Company or at all. Over this time period, we intend to use these funds primarily for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

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

Off-Balance Sheet Arrangements

As of March 31, 2026, we have not entered into any off-balance sheet financing arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of March 31, 2026, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay GigManagement, LLC a monthly fee of $30,000 for office space, administrative services and secretarial support and an agreement with our Chief Financial Officer to pay a monthly fee of $20,000 for accounting services.

During the three months ended March 31, 2026 we entered into a convertible loan with our Sponsor for a principal amount of $148,000. The convertible loan was received to provide us with additional working capital and was not deposited into the Trust Account. The convertible loan bears no interest and is convertible at our Sponsor’s election upon the consummation of the initial Business Combination. Upon such election, the convertible loan will convert, at a price of $10.00 per unit, into an aggregate of 14,800 units consisting of 14,800 shares of Domesticated GigCapital7 Common Stock and warrants to purchase 14,800 shares of Domesticated GigCapital7 Common Stock with an exercise price of $11.50 per share. We expect the convertible loan to be settled upon completion of a business combination, which is currently estimated to occur by the end of May 2026.

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

Net Income Per Ordinary Share

We comply with accounting and disclosure requirements of Accounting Standards Codification (“ASC”) Topic 260, “Earnings Per Share.” Net income per share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period. The weighted-average ordinary shares are reduced for the effect of the Class B ordinary shares that are subject to forfeiture. Our condensed consolidated statements of operations and comprehensive income include a presentation of net income per share subject to redemption in a manner similar to the two-class method of net income per share. With respect to the accretion of the

Class A ordinary shares subject to possible redemption and consistent with ASC 480-10-S99-3A, we treated accretion in the same manner as a dividend paid to the shareholders in the calculation of our net income per ordinary share. Our public warrants (see Note 4) and private placement warrants (see Note 5) could, potentially, be exercised or converted into Class A ordinary shares and then share in our earnings. However, these warrants were excluded when calculating diluted net income per share as the contingencies associated with the warrants had not been satisfied as of the end of the reporting periods presented. We also evaluated the impact of the convertible loan (see Note 5) on diluted net income per share using the if-converted method. Under this method, net income is adjusted to add back interest expense (including accretion of the debt discount) and the weighted-average shares are adjusted to assume conversion of the convertible loan from the date of issuance. For the three months ended March 31, 2026, the inclusion of the shares issuable upon conversion of the convertible loan, as well as the underlying warrants, would have been anti-dilutive. Accordingly, such potential ordinary shares have been excluded from diluted net income per share. As a result, diluted net income per share is the same as basic net income per share for the periods presented.

Ordinary Shares Subject to Possible Redemption

Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity (deficit). Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity (deficit) section of our condensed consolidated balance sheets. Immediately upon the closing of the Offering, we recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable ordinary shares resulted in charges against additional paid-in capital. As of March 31, 2026 and December 31, 2025, 20,000,000 Class A ordinary shares were issued and outstanding and subject to possible redemption.

Warrant Liability

We account for warrants for ordinary shares of the Company that are not indexed to our own shares as liabilities at fair value on the condensed consolidated balance sheets. These warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized as a component of other income (expense) on the condensed consolidated statements of operations and comprehensive income. We will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the warrants. At that time, the portion of the warrant liability related to the warrants for ordinary shares will be reclassified to additional paid-in capital.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2026, we were not subject to any market or interest rate risk. The funds held in the Trust Account are only to be invested in United States government treasury bills, bonds or notes having a maturity of 185 days or less, or in money market funds meeting the applicable conditions under Rule 2a-7 promulgated under the Investment Company Act and that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31,

2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Item 1A. Risk Factors.

The statements in this section describe the known material risks to our business and should be considered carefully. As of March 31, 2026, there have been no material changes in risk factors previously disclosed in our Annual Report, other than as noted below.

Our directors and officers , the Sponsor and each of their affiliates have interests in the Business Combination that are different from, or in addition to and/or in conflict with, those of our shareholders generally.

The Sponsor and our directors and officers have interests in the Business Combination that are different from, in addition to and/or in conflict with, those of our shareholders generally. These interests include, among other things:

•
Our Sponsor purchased one Class B ordinary share for a purchase price of $0.0001 on May 8, 2024, and subsequently on May 31, 2024 purchased 16,999,999 Founder Shares for an aggregate purchase price of $100,000, or $0.00588235 per share, in a private placement prior to the consummation of the Offering. Following certain surrenders, forfeitures and dispositions, including a transfer of 175,000 Founder Shares on January 21, 2026 to a non-affiliated third party for $148,750, the Sponsor currently holds 9,932,246 Founder Shares. The Sponsor is controlled by Dr. Avi S. Katz, the Company’s Chairman and Chief Executive Officer, and Dr. Raluca Dinu, a member of the Company’s board of directors, who share voting and investment discretion with respect to the Founder Shares and the private placement warrants held by the Sponsor. Drs. Katz and Dinu have an economic interest in 9,932,246, or 100% of the Founder Shares held by the Sponsor. The 9,932,246 shares of Domesticated GigCapital7 Common Stock that the Sponsor and its permitted transferees will hold following the Business Combination, if unrestricted and freely tradable, would have had an aggregate market value of approximately $106 million based upon the closing price of $10.68 per ordinary share on Nasdaq on April 14, 2026.
•
Our Sponsor purchased 3,719,000 private placement warrants for $58,060, or $0.01561 per private placement warrant, in private placements that closed simultaneously with the Offering. The Sponsor is controlled by Dr. Avi S. Katz, the Company’s Chairman and Chief Executive Officer, and Dr. Raluca Dinu, a member of the Company’s board of directors, who share voting and investment discretion with respect to the Founder Shares and the private placement warrants held by the Sponsor. Avi Katz and Raluca Dinu have an economic interest in 3,719,000, representing 100%, of the private placement warrants held by the Sponsor. The 3,719,000 Domesticated GigCapital7 Warrants that the Sponsor will hold following the Business Combination, if unrestricted and freely tradable, would have had an aggregate market value of approximately $1.1 million based upon the closing price of $0.3001 per public warrant on Nasdaq on April 14, 2026.
•
Given the differential in the purchase price that our Sponsor paid for the Founder Shares as compared to the price of the Class A ordinary shares included in the units sold in the Offering, the Sponsor may earn a positive rate of return on its respective investments even if the shares of Domesticated GigCapital7 Common Stock trade below $10.00 per share and the public shareholders experience a negative rate of return following the Closing. Accordingly, the economic interests of the Sponsor diverge from the economic interests of public shareholders because the Sponsor will realize a gain on its respective investments from the completion of any business combination while public shareholders will realize a gain only if the post-closing trading price exceeds $10.00 per share.
•
Our Sponsor will lose its entire investment in us if we do not complete a business combination by May 30, 2026 (or if such date is extended at a duly called meeting of our shareholders, such later date). If we do not consummate a business combination by such date, as promptly as reasonably possible but not more than ten (10) Business Days thereafter, we are required to redeem the public shares for a pro rata portion of the funds held in the Trust Account, subject to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, the warrants may be worthless. In such event, the 9,932,246 Founder Shares purchased by our Sponsor would be worthless because following the redemption of the public shares, we would likely have few, if any, net assets and because our Sponsor has agreed to waive its rights to liquidating distributions from the Trust Account with respect to such shares if we fail to complete a business combination within the required period. Additionally, in such event, the 3,719,000 private placement warrants that the Sponsor paid $58,060 to purchase will expire worthless.
•
Our Sponsor has agreed not to redeem any of the Founder Shares or ordinary shares held by it in connection with a shareholder vote to approve the Business Combination.

•
Dr. Avi Katz, our Chairman and Chief Executive Officer, Dr. Raluca Dinu, Raanan Horowitz and Ambassador Adrian Zuckerman will continue as directors of Domesticated GigCapital7 following the Closing. As such, in the future they may receive any cash fees, stock options or stock awards that the Domesticated GigCapital7 board of directors (the “Domesticated GigCapital7 Board”) determines to pay to its directors.
•
Our existing officers and directors will be eligible for continued indemnification and continued coverage under a directors’ and officers’ liability insurance policy for a period of six (6) years after the Business Combination.
•
In connection with the Closing, our Sponsor, officers and directors would be entitled to the repayment of any outstanding convertible loan and advances that have been made to the Company. As of April 16, 2026, there is $293,000 in principal amount of the convertible loan outstanding to the Sponsor.
•
All members of the Domesticated GigCapital7 Board and all executive officers of Domesticated GigCapital7 will be eligible for awards under a new equity incentive plan and, thus, have a personal interest in the approval of a new equity incentive plan. Nevertheless, the Company’s board of directors believes that it is important to provide incentives and rewards for superior performance and the retention of executive officers and experienced directors, among others, by adopting a new equity incentive plan.
•
Pursuant to a registration rights agreement, our officers and directors, the Sponsor and its members and certain other security holders named therein (including institutional non-managing investors) will have customary registration rights, including demand and piggy-back rights, subject to cooperation and cut-back provisions with respect to the Domesticated GigCapital7 Common Stock and Domesticated GigCapital7 Warrants held by such parties following the consummation of the Business Combination.

As a result of the foregoing interests, the Sponsor and our directors and officers will benefit from the completion of a business combination and may be incentivized to complete an acquisition of a less favorable target company or on terms that would be less favorable to the Company’s public shareholders. In the aggregate, the Sponsor has approximately $107.1 million at risk that depends upon the completion of a business combination. Such amount consists of (a) approximately $106 million representing the value of the Founder Shares held by the Sponsor (based upon the closing price of $10.68 per ordinary share on Nasdaq on April 14, 2026), and (b) approximately $1.1 million representing the value of the private placement warrants purchased by the Sponsor (using the closing price of $0.3001 for the public warrants on April 14, 2026 as a proxy for the value of the private placement warrants, which do not trade).

The existence of financial and personal interests of one or more of our directors may result in a conflict of interest on the part of such director(s) between what he, she or they may believe is in the best interests of the Company and its shareholders and what he, she or they may believe is best for himself, herself or themselves in determining whether to recommend the Business Combination.

The financial and personal interests of the Sponsor, as well as our directors and officers, may have influenced their motivation in identifying and selecting Hadron Energy as a business combination target, completing an initial business combination with Hadron Energy and influencing the operation of the business following the initial business combination. Shareholders should consider these interests.

The Sponsor and our directors and officers have agreed to vote in favor of the Business Combination, regardless of how our public shareholders vote.

Our Sponsor owns approximately 29.8% of our issued and outstanding ordinary shares and our directors and officers (through beneficial ownership of the shares held by the Sponsor) own 29.8% of our issued and outstanding ordinary shares. Our Sponsor, officers and directors also may from time to time purchase public shares prior to our initial business combination. The Company’s amended and restated memorandum and articles of association provide that, if we seek shareholder approval of an initial business combination, such initial business combination will be approved if we receive an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company, including the Founder Shares. The Sponsor and our directors and officers have agreed to vote in favor of the Business Combination, regardless of how our public shareholders vote. Accordingly, the agreement by our Sponsor and officers and directors will cause us to receive an ordinary resolution, being the requisite shareholder approval for the Business Combination. As a result, the Company would need only 6,734,421, or approximately 33.67% of the public shares not held by affiliates, to be voted in favor of the Business Combination in order to approve the Business Combination (assuming all outstanding shares are voted). If only the minimum number of shares representing a quorum are voted, no affirmative votes from other public shareholders would be required to approve the Business Combination.

Our shareholders will experience dilution due to the issuance of shares of Domesticated GigCapital7 Common Stock and securities convertible into the shares of Domesticated GigCapital7 Common Stock to the Hadron stockholders as consideration in the Business Combination.

Our shareholders will experience immediate dilution as a consequence of the issuance of shares of Domesticated GigCapital7 Common Stock to the Hadron stockholders as consideration in the Business Combination. Currently, our public shareholders and the Sponsor own 60% and 29.8% of the issued and outstanding ordinary shares, respectively. Based on Hadron Energy’s and the Company’s current capitalization, (i) under a maximum redemption scenario, it is expected that immediately after the consummation of the Business Combination, our public shareholders will hold 1,873,479 shares of Domesticated GigCapital7 Common Stock, representing 1.35% of the Domesticated GigCapital7 Common Stock on a fully diluted basis, and the Sponsor will hold 9,932,246 shares of Domesticated GigCapital7 Common Stock, representing 7.15% of the Domesticated GigCapital7 Common Stock on a fully diluted basis. The former Hadron stockholders (including Hadron option holders) will hold an aggregate of 100,000,000 shares of Domesticated GigCapital7 Common Stock (assuming (i) there is no aggregate indebtedness of Hadron Energy as of immediately prior to the Effective Time (subject to certain exceptions) and (ii) the amount at which each public share may be redeemed pursuant to redemption is approximately $10.67533 based upon the amount of cash held in the Trust Account as of April 1, 2026), representing 71.96% of the Domesticated GigCapital7 Common Stock on a fully diluted basis.

The following table illustrates varying ownership levels of Domesticated GigCapital7 immediately following the Business Combination on a fully diluted basis:

	Ownership of Domesticated GigCapital7(1)
	No Redemption(2)		25% Redemptions(3)		50% Redemptions(4)		75% Redemptions(5)		Maximum Contractual Redemptions(6)
	Shares	%	Shares	%	Shares	%	Shares	%	Shares	%
Company public shareholders	20,000,000	12.73%	15,000,000	9.86%	10,000,000	6.80%	5,000,000	3.52%	1,873,479	1.35%
Company warrant holders	23,733,800	15.11%	23,733,800	15.61%	23,733,800	16.14%	23,733,800	16.70%	23,733,800	17.08%
Shareholders of Class B Ordinary Shares	13,348,133	8.50%	13,348,133	8,78%	13,348,133	9.07%	13,348,133	9.40%	13,348,133	9.61%
Hadron Securityholders(7)	100,000,000	63.66%	100,000,000	65.75%	100,000,000	67.99%	100,000,000	70.38%	100,000,000	71.96%

Total(8)	157,081,933	100.0%	152,081,933	100.0%	147,081,933	100.0%	142,081,933	100.0%	138,955,412	100.0%

(1)

This table makes the same assumptions as in the preceding ownership table, except that this table also reflects the 20,000,000 shares underlying the public warrants and the 3,719,000 shares underlying the private placement warrants and the 10,000,000 shares underlying the Hadron Options (as defined in the Company’s proxy statement/prospectus filed on Form S-4). In addition, Domesticated GigCapital7 has borrowed $293,000 in a convertible loan that is convertible into 29,300 units that will consist of 29,300 shares of Domesticated GigCapital7 Common Stock and warrants for the purchase of 29,300 shares of Domesticated GigCapital7 Common Stock. In addition, although there is no intent to have any further convertible loans, to the extent that there are any, up to $1,500,000 in the aggregate of convertible loans can be converted into units on these terms.

(2)	Assumes that no public shareholders exercise redemption rights with respect to their Class A ordinary shares for a pro rata share of the funds in the Trust Account.

(3)

Assumes that 25% of maximum contractual redeemable shares, or 5,000,000 public shares, will be redeemed by public shareholders for an aggregate payment of approximately $53,376,650 based on a redemption price of approximately $10.67533 per share based upon the amount of cash held in the Trust Account as of April 1, 2026.

(4)

Assumes that 50% of maximum contractual redeemable shares, or 10,000,000 public shares, will be redeemed by public shareholders for an aggregate payment of approximately $106,753,300 based on a redemption price of approximately $10.67533 per share based upon the amount of cash held in the Trust Account as of April 1, 2026.

(5)

Assumes that 75% of maximum contractual redeemable shares, or 15,000,000 public shares, will be redeemed by public shareholders for an aggregate payment of approximately $160,129,950 based on a redemption price of approximately $10.67533 per share based upon the amount of cash held in the Trust Account as of April 1, 2026.

(6)

The maximum contractual redemptions scenario assumes that 18,126,521 public shares are redeemed for aggregate redemption payments of $193,506,593, assuming a $10.67533 per share redemption price based upon the amount of cash held in the Trust Account as of April 1, 2026. The Business Combination Agreement contains two conditions to the Closing which are that, after giving effect to the transactions contemplated hereby (including any as a result of any private placement equity financing of the Company, although none is presently contemplated) (i) the Company shall have at least $5,000,001 of net tangible assets, and (ii) the Available Closing SPAC Cash (defined in the Business Combination Agreement) shall not be less than $20,000,000. The “maximum contractual redemptions scenario” represents the maximum number of public shares that may be redeemed while satisfying the conditions mentioned above. The maximum contractual redemptions scenario assumes that 1,873,479 shares were not redeemed; therefore, leaving $20,000,007 in Available Closing SPAC Cash assuming a redemption price of approximately $10.67533 per share based upon the amount of cash held in the Trust Account as of April 1, 2026.

(7)

The figures presented assume that 10,000,000 Domesticated GigCapital7 Shares (as defined in the Company’s proxy statement/prospectus filed on Form S-4) have been allocated for exercise of the Hadron Options and have been included in the chart above.

(8)	Figures presented on a fully-diluted basis to include the dilutive effect of public warrants, private placement warrants, and Hadron Options.

Based upon historical interest earnings on the funds held in the Trust Account, and after assessing likely future interest rates and the interest earnings that will be generated on the funds held in the Trust Account, the Company’s board of directors at the time of entry into the Business Combination Agreement established a formula in the Business Combination Agreement for purposes of determining the number of shares to be issued to Hadron securityholders as consideration for the Business Combination that was based upon a hypothetical but approximately likely redemption price at Closing of $10.59, which amount has been exceeded due to the accrual of interest on the Trust Account such that the redemption price is approximately $10.67533 per share based upon the amount of cash held in the Trust Account as of April 1, 2026. For more information, see the Company’s proxy statement/prospectus filed on Form S-4. The actual redemption price for any lawfully submitted redemption requests will be determined at the time of Closing, and the foregoing is merely an estimate at this time.

In addition to the changes in percentage ownership depicted above, variation in the levels of redemptions will impact the dilutive effect of certain equity issuances related to the Business Combination, which would not otherwise be present in an underwritten public offering. Increasing levels of redemptions will increase the dilutive effect of these issuances on non-redeeming holders of the Company’s public shares.

Domesticated GigCapital7’s actual financial position and results of operations may differ materially from the unaudited pro forma financial information included in the Company’s proxy statement/prospectus filed on Form S-4.

The unaudited pro forma condensed combined financial information included in the Company’s proxy statement/prospectus filed on Form S-4 is presented for illustrative purposes only and is not necessarily indicative of what Domesticated GigCapital7’s actual financial position or results of operations would have been had the Business Combination been completed on the dates indicated, or the future results of operations or financial position of Domesticated GigCapital7. See the Company’s proxy statement/prospectus filed on Form S-4 for more information.

There is a risk that the 1% U.S. federal excise tax may be imposed on us in connection with redemptions of public shares.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which, among other things, generally imposes a 1% U.S. federal excise tax (the “Excise Tax”) on certain repurchases of stock by “covered corporations” (which include publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign (i.e., non-U.S.) corporations) occurring on or after January 1, 2023. The Excise Tax is imposed on the repurchasing corporation itself, not its stockholders from which the stock is repurchased. The amount of the Excise Tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the Excise Tax. The U.S. Department of the Treasury (the “Treasury”) has authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the Excise Tax. On April 12, 2024, the Treasury published proposed Treasury Regulations clarifying many aspects of the Excise Tax, including that where a non-U.S. corporation transfers its assets or is treated as transferring its assets to a U.S. corporation in a reorganization under Section 368(a)(1)(F) of the Internal Revenue Code of 1986, as amended, the corporation is not treated as a U.S. corporation until the day after the reorganization. The interpretation and operation of certain other aspects of the Excise Tax remain unclear. Although these proposed Treasury Regulations are not final, taxpayers generally may rely on them until final Treasury regulations are issued. However, there can be no assurance that final Treasury Regulations will not adversely affect the accuracy of the below description of the Excise Tax considerations that may be applicable.

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

If we were to be treated as a covered corporation for purposes of the redemption of public shares in connection with the Business Combination or otherwise, whether and to what extent we would be subject to the Excise Tax on a redemption of public shares would depend on a number of factors, including (i) whether the redemption is treated as a repurchase of stock for purposes of the Excise Tax, (ii) the fair market value of the redemption treated as a repurchase of stock, (iii) the nature and amount of stock to be issued in connection with the Business Combination and the nature and amount of the any private placement equity financing of the Company (although none is presently contemplated) or any other equity issuances (whether in connection with the Business Combination or otherwise) issued within the same taxable year of a redemption treated as a repurchase of stock, and (iv) the content of forthcoming final and additional proposed Treasury Regulations and other guidance from the Treasury.

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

In 2024, the SEC provided guidance that the determination of whether a SPAC, like us, is an “investment company” under the Investment Company Act is a facts and circumstances determination requiring individualized analysis and depends on a variety of factors, including a SPAC’s duration, asset composition, business purpose and activities. When applying these factors to the Company and its operations we do not believe that our principal activities will subject us to the Investment Company Act. To this end, the Company was formed for the purpose of completing an initial business combination with one or more businesses, such as the Business Combination with Hadron Energy. Since our inception, our business has been and will continue to be focused on identifying and completing the Business Combination with Hadron Energy, or another initial business combination, and thereafter, operating the post-transaction business or assets for the long term. Further, we do not plan to buy businesses or assets with a view to resale or profit from their resale and we do not plan to buy unrelated businesses or assets or to be a passive investor. In addition, the proceeds held in the Trust Account were invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. By restricting the investment of the proceeds in this manner, and by focusing our directors’ and officers’ time toward, and operating our business for the purpose of, acquiring and growing businesses for the long term (rather than buying and selling businesses in the manner of a merchant bank or private equity fund or investing in assets for the purpose of achieving investment returns on such assets), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Further, investing in our securities is not intended for persons who are seeking a return on investments in government securities or investment securities. Instead, the Trust Account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination within the completion window, our return of the funds held in the Trust Account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as described above, we may be deemed to be subject to the Investment Company Act.

If we were deemed to be an investment company for purposes of the Investment Company Act, we would need to register as such under the Investment Company Act and compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete the Business Combination or any other initial business combination. We may also be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate the Trust Account. In which case, our investors would not be able to realize the potential benefits of owning shares in a successor operating business, including the potential appreciation in the value of our securities following such a transaction, and our Warrants would expire worthless. For illustrative purposes, in connection with the liquidation of our Trust Account, and based upon the amount in the Trust Account as of April 1, 2026, our public shareholders may receive only approximately $10.67533 per public share or less in certain circumstances, and our warrants may expire worthless. Further, under the subjective test of a “investment company” pursuant to Section 3(a)(1)(A) of the Investment Company Act, even if the funds deposited in the Trust Account were invested in the assets discussed above, there is a risk that we could be deemed an investment company and subject to the Investment Company Act based on the length of time such funds are invested in such assets.

The net cash available to Domesticated GigCapital7 from the Trust Account in respect of each public share that is not redeemed will be materially less than the price per share ascribed in the Business Combination Agreement to the shares of Domesticated GigCapital7 Common Stock to be issued to the Hadron stockholders.

In recent litigation following the closing of other “deSPAC” transactions, plaintiffs have alleged that it was a material omission for the SPAC not to have disclosed in its proxy statement/prospectus that the “net cash per public share” of the SPAC was materially below the price per share ascribed to the combined company’s shares to be issued to the target shareholders in the business combination. While such litigation has been brought against Delaware SPACs in Delaware courts (and the Company is a Cayman Islands exempted company), and without acknowledging the relevance of net cash per share information or the merits of any such claim, shareholders should be aware that the net cash available to Domesticated GigCapital7 from the Trust Account in respect of each public share that is not redeemed will be materially less than the price per share ascribed in the Business Combination Agreement due to the expenses attributable to the Company, and the dilution from the 13,333,333 shares of Domesticated GigCapital7 Common Stock that will be issued upon conversion of the Founder Shares.

Assuming an estimated redemption price of $10.67533 per share based upon the amount of cash held in the Trust Account as of April 1, 2026, (1) under the No Redemption Scenario, such amount would be equal to approximately $6.28 per share, which is the quotient of (a) $209,471,600, which is the maximum aggregate transaction proceeds, including (i) all of the cash remaining from the Trust Account (assuming no redemptions), less (ii) the amount of estimated transaction expenses of the Company of $4,035,000, divided by (b) the sum of (i) 20,000,000 (which is the number of public shares outstanding assuming no redemptions), plus (ii) 13,333,333 (which is the number of shares of Domesticated GigCapital7 Common Stock that will be issued upon conversion of the Founder Shares) and (2) under a maximum redemption scenario, such amount would be equal to $1.05 per share, which is the quotient of (a) $15,965,007, which is the minimum aggregate transaction proceeds, including (i) the cash remaining in the Trust Account (after redemptions), less (ii) the amount of estimated transaction expenses of the Company of $4,035,000 divided by (b) the sum of (i) 1,873,479 (which is the number of public shares outstanding assuming a maximum redemption scenario) plus (ii) 13,333,333 (which is the number of shares of Domesticated GigCapital7 Common Stock that will be issued upon conversion of the Founder Shares). In either case, such “net cash per public share” would be less than the Per Share Price of $10.59. This calculation does not take into account Hadron Energy’s estimated transaction expenses.

The consummation of the Business Combination is subject to multiple closing conditions, including minimum cash requirements and market-based conditions, any of which may make it more difficult for the Company to complete the Business Combination as contemplated and may result in the Business Combination not being consummated, which could adversely impact the value of our ordinary shares.

The consummation of the Business Combination is subject to a number of conditions, including those included in the Business Combination Agreement. The timing and completion of the Business Combination is not assured and is subject to risks, including the risk that approval of the Business Combination by our shareholders is not obtained and failure to obtain approval for listing of

Domesticated GigCapital7 Common Stock on Nasdaq, in each case subject to certain terms specified in the Business Combination Agreement, or that other Closing conditions are not satisfied.

The Business Combination Agreement provides that Hadron Energy’s obligation to consummate the Business Combination is conditioned on, among other things, that as of the Closing, Hadron must retain at least $20,000,000 in cash and cash equivalents (“BCA Minimum Cash Condition”), including (a) funds remaining in the Trust Account (after reduction for the aggregate amount of payments required to be made in connection with the Redemption and any excise tax payable by the Company pursuant to the Business Combination Agreement) but prior to giving effect to payment of Company Transaction Costs (as defined in the Business Combination Agreement) and Purchaser Transaction Costs (as defined in the Business Combination Agreement), plus (b) the net proceeds of any private placement equity financing of the Company (although none is presently contemplated), plus (c) the net proceeds of any other financing, investment, or cash funding received by the Purchaser prior to or at the Closing (other than the Trust Account) (“Closing SPAC Cash”).

This condition is for the sole benefit of Hadron Energy and can be waived only by Hadron Energy. If such condition is not met, and such condition is not or cannot be waived under the terms of the Business Combination Agreement, then the Business Combination Agreement could be terminated, and the proposed Business Combination may not be consummated.

If such conditions are waived and the Business Combination is consummated with less than the BCA Minimum Cash in the Trust Account, the cash held by Hadron Energy, after the Closing may not be sufficient to allow Hadron Energy to operate and pay Hadron Energy’s bills as they become due. There can be no assurance that Hadron Energy could and would waive the BCA Minimum Cash Condition. Furthermore, as provided in the Company’s amended and restated memorandum and articles of association, in no event will the Company redeem its public shares in an amount that would cause the Company’s net tangible assets to be less than $5,000,001. If such conditions are not met, then the Business Combination Agreement could be terminated, and the proposed Business Combination would not be consummated.

In the event that the BCA Minimum Cash Condition is not met or waived, then the Company may not complete the Business Combination with Hadron Energy and will have limited time to seek another acquisition target, which could adversely impact the value of our ordinary shares.

Our affiliates are not obligated to make loans to the Company in the future (other than the Sponsor’s commitment to provide loans in order to finance transaction costs in connection with a business combination). The additional exercise of redemption rights with respect to a large number of our public shareholders may make the Company unable to take such actions as may be desirable in order to optimize the capital structure of Hadron Energy after consummation of the Business Combination and the Company may not be able to raise additional financing from unaffiliated parties necessary to fund the combined company’s expenses and liabilities after the Closing. Any such event in the future may negatively impact the analysis regarding the Company’s ability to continue as a going concern at such time.

If the Company does not complete the Business Combination, the Company could be subject to various risks, including:

•
the parties may be liable for damages to one another under certain circumstances pursuant to the terms and conditions of the Business Combination Agreement;
•
negative reactions from the financial markets, including declines in the price of the Class A ordinary shares due to the fact that current prices may reflect a market assumption that the Business Combination will be completed;
•
the attention of the Company’s management will have been diverted to the Business Combination rather than the pursuit of other opportunities in respect of an initial business combination; and
•
each of these risks could adversely impact the value of ordinary shares.

If an adjournment proposal is not approved at the Meeting, and a quorum is present but an insufficient number of votes have been obtained to approve the Business Combination, the Company’s board of directors will not have the ability to adjourn the Meeting to a later date in circumstances where such adjournment is necessary to permit the Business Combination to be approved.

If, at the Meeting, the Company’s board of directors determines that it would be in the best interests of the Company to adjourn the Meeting to give the Company more time to consummate the Business Combination for whatever reason (such as if the Business Combination is not approved, or if additional time is needed to fulfill other closing conditions), the board of directors will seek approval to adjourn the Meeting to a later date or dates. If an adjournment proposal is not approved, and a quorum is present but an insufficient number of votes have been obtained to approve the Business Combination, the board of directors will not have the ability to adjourn the Meeting to a later date in order to solicit further votes or take other steps to cause the conditions to the Business Combination to be satisfied. In such event, the Business Combination would not be completed.

Your unexpired Domesticated GigCapital7 Warrants may be redeemed prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

Outstanding Domesticated GigCapital7 Warrants may be redeemed at any time after they become exercisable and prior to their expiration, at a price of $0.01 per Domesticated GigCapital7 Warrant, provided that the last reported sales price of the Domesticated GigCapital7 Common Stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any twenty (20) Trading Days within a thirty (30) Trading-Day period ending on the third (3rd) Trading Day prior to the date Domesticated GigCapital7 sends the notice of redemption to the Domesticated GigCapital7 Warrant holders. If and when the warrants become redeemable by Domesticated GigCapital7, Domesticated GigCapital7 may exercise its redemption rights if there is an effective registration statement covering the Domesticated GigCapital7 Common Stock issuable upon exercise of the Domesticated GigCapital7 Warrants, and a current prospectus relating thereto, available throughout the 30-day redemption period or Domesticated GigCapital7 has elected to require the exercise of the Domesticated GigCapital7 Warrants on a “cashless basis”; provided, however, that if and when the Domesticated GigCapital7 Warrants become redeemable by Domesticated GigCapital7, Domesticated GigCapital7 may not exercise such redemption right if the issuance of Domesticated GigCapital7 Common Stock upon exercise of the Domesticated GigCapital7 Warrants is not exempt from registration or qualification under applicable state blue sky laws or Domesticated GigCapital7 is unable to effect such registration or qualification. Redemption of the outstanding Domesticated GigCapital7’s Warrants could force you (a) to exercise your Domesticated GigCapital7 Warrants and pay the exercise price at a time when it may be disadvantageous for you to do so, (b) to sell your Domesticated GigCapital7 Warrants at the then-current market price when you might otherwise wish to hold your Domesticated GigCapital7 Warrants or (c) to accept the nominal redemption price which, at the time the outstanding Domesticated GigCapital7 Warrants are called for redemption, is likely to be substantially less than the market value of your Domesticated GigCapital7 Warrants.

The Domesticated GigCapital7 Charter will provide, subject to limited exceptions, that the courts of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

The Domesticated GigCapital7Charter will provide, subject to limited exceptions, that the courts of the State of Delaware (or, in the event that the Court of Chancery of the State of Delaware does not have jurisdiction, the federal district court for the District of Delaware or other state courts of the State of Delaware) will, to the fullest extent permitted by law, be the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders. The Domesticated GigCapital7 Charter will require, to the fullest extent permitted by law, that (i) any derivative action or proceeding brought in our name or right or on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees, agents or stockholders to us or our stockholders, (iii) any action arising pursuant to any provision of the DGCL, our amended and restated certificate of incorporation (including any preferred stock designation) or our bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery, (iv) any action to interpret, apply, enforce or determine the validity of amended and restated certificate of incorporation (including any preferred stock designation) or our bylaws, or (v) any action asserting a claim governed by the internal affairs doctrine, shall be brought exclusively in the Court of Chancery of the State of Delaware (or, in the event that the Court of Chancery of the State of Delaware does not have jurisdiction, the federal district court for the District of Delaware or other state courts of the State of Delaware), in each case subject to such court having personal jurisdiction over the indispensable parties named as defendants therein. Furthermore, unless we consent in writing to the selection of an alternative forum, with respect to claims that are not internal corporate claims, stockholders, when acting in their capacity as stockholders or in the right of the Corporation, must bring any such claims only in the Court of Chancery of the State of Delaware or the United States District Court for the District of Delaware, if such claims relate to the business of the Corporation, the conduct of its affairs, or the rights or powers of the Corporation or its stockholders, directors or officers, in each case subject to the applicable court having personal jurisdiction over the indispensable parties named as defendants. Direct claims brought under the Exchange Act can be brought in the U.S. federal courts as Section 27 of the Exchange Act provides for exclusive jurisdiction of such claims in the U.S. federal courts, and pursuant to Section 29(a) of the Exchange Act, Domesticated GigCapital7 cannot bind a stockholder to waive compliance with such jurisdictional requirement. As such, the forum selection provision set forth in the Domesticated GigCapital7 Charter will not affect that direct claims under the Exchange Act are to be brought in the U.S. federal courts. In addition, because the Court of Chancery does not have jurisdiction over claims brought under the Exchange Act, any derivative claims under Section 14(a) need to be brought in the federal court for the District of Delaware. Any person or entity purchasing or otherwise acquiring any interest in our securities will be deemed to have notice of and to have consented to the exclusive forum provisions in the Domesticated GigCapital7 Charter, and, if an action within the scope of the forum provision is filed in a court other than a court located within the State of Delaware, such stockholder will be deemed to have consented to the personal jurisdiction of the state and federal courts located within the State of Delaware in connection with any action brought to enforce the forum provisions and to service of process through such stockholder’s counsel in the foreign action. In addition, unless we consent in writing to the selection of an alternative forum, the U.S. federal district courts will, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. This federal forum provision pertaining to causes of action arising under the Securities Act does not apply to suits brought to enforce a duty or liability created by the Exchange Act, or the rules and regulations thereunder, or to any other claim for which the U.S. federal courts have exclusive jurisdiction.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Founder and Consulting Shares

During the period from May 8, 2024 (date of inception) to March 31, 2026, the Sponsor purchased a net 12,207,246 Founder Shares, of which 2,000,000 Class B ordinary shares were forfeited on October 25, 2024 following the Underwriters’ decision not to exercise the over-allotment option, for an aggregate purchase price of $100,000, or $0.00979696 per share. Additionally, on June 6, 2024, 300,000 Class B ordinary shares were sold for $3,000 to a consultant for their consulting services in connection with the Offering.

The shares issued to the Sponsor and consultant were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. Each holder of the Founder Shares is an “accredited investor” as such term is defined in Rule 501(a) of Regulation D under the Securities Act.

Private Placement Shares

Certain institutional investors (none of which are affiliated with any member of management, our Sponsor or any other investor) purchased from the Company an aggregate of 2,826,087 Class B ordinary shares at a price of $1.15 per share in a private placement that occurred simultaneously with the completion of the Offering.

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

The private placement warrants were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. The Sponsor is an “accredited investor” as such term is defined in Rule 501(a) of Regulation D under the Securities Act.

Use of Proceeds

On August 28, 2024, the SEC declared the Company’s initial Registration Statement on Form S-1 (File No 333-280015), as amended, in connection with the Offering of $200.0 million, effective.

The Company entered into an underwriting agreement on August 28, 2024 to conduct the Offering of 20,000,000 public units in the amount of $200.0 million in gross proceeds, with a 45-day option provided to the underwriters to purchase up to 3,000,000 additional public units solely to cover over-allotments, if any, in the amount of up to $30.0 million in additional gross proceeds. Each public unit consists of one Class A ordinary share of the Company, $0.0001 par value, and one public warrant. Each whole public warrant is exercisable for one Class A ordinary share at a price of $11.50 per full share.

On August 30, 2024, the Company consummated the Offering of 20,000,000 public units. The public units were sold at a price of $10.00 per public unit, generating gross proceeds to the Company of $200,000,000.

As of March 31, 2026, we had cash of $54,692 held outside the Trust Account for working capital purposes.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
2.1	Business Combination Agreement, dated September 27, 2025, by and among GigCapital7 Corp., MMR Merger Sub, Inc., and Hadron Energy, Inc.
3.1**	Amended and Restated Memorandum and Articles of Association
4.1***	Specimen Unit Certificate
4.2***	Specimen Class A Ordinary Share Certificate
4.3***	Specimen Warrant Certificate
4.4**	Warrant Agreement, dated August 28, 2024, by and between the Company and Continental Stock Transfer & Trust Company
10.1****	Sponsor Support Agreement, dated September 27, 2025, by and among GigAcquisitions7 Corp. and Hadron Energy, Inc.
10.2****†	Transaction Support Agreement dated September 27, 2025, by and among GigCapital7 Corp. and certain of the stockholders of Hadron Energy, Inc. named in the Transaction Support Agreement.
10.3**	Insider Letter Agreement, dated August 28, 2024, by and among the Company, each of its officers and directors and the Sponsor
10.4**	Warrant Purchase Agreement, dated August 28, 2024, by and between the Company and the Sponsor
10.5**	Registration Rights Agreement, dated August 28, 2024, by and among the Company, the Sponsor, consultant, and non-managing investors
10.6**	Investment Management Trust Agreement, dated August 28, 2024, by and between the Company and Continental Stock Transfer & Trust Company
10.7**	Administrative Services Agreement, dated August 28, 2024, by and among the Company and GigManagement, LLC
10.8**	Form of Indemnification Agreement
10.9*****	Amended and Restated Promissory Note, dated April 16, 2026, by and between GigCapital7 Corp. and GigAcquisitions7 Corp.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* This certification is deemed not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

** Previously filed with that certain Current Report on Form 8-K filed with the Securities and Exchange Commission on August 28, 2024, and incorporated herein by reference.

*** Previously filed with that certain Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 26, 2024, and incorporated herein by reference.

**** Previously filed with that certain Registration Statement on Form S-4 filed with the Securities and Exchange Commission on November 12, 2025, and incorporated herein by reference.

***** Previously filed with that certain Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2026, and incorporated herein by reference.

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

GigCapital7 Corp.

Date: May 6, 2026	By:	/s/ Dr. Avi S. Katz
Dr. Avi S. Katz
Chief Executive Officer and Chairman (Principal Executive Officer)

Date: May 6, 2026	By:	/s/ Christine M. Marshall
Christine M. Marshall
Chief Financial Officer (Principal Financial and Accounting Officer)