Form 10-Q
period 2026-06-30
Hadron Energy, Inc.
filed 2026-08-12
CIK 2023730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission File Number: 001-42262

Hadron Energy, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	33-4336458
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3 Twin Dolphin Drive, Ste 260 Redwood City, CA	94065
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 276-7040

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	HDRN	The Nasdaq Stock Market LLC
Redeemable warrants, each full warrant exercisable for one share of Common Stock at an exercise price of $11.50 per share	HDRNW	The Nasdaq Stock Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 10, 2026, the registrant had 71,498,842 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

HADRON ENERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share amounts)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash	$22,217	$1,757
Prepaid expenses and other current assets	883	333
Total current assets	23,100	2,090
Property and equipment, net	31	37
Operating lease right-of-use assets	-	81
Other assets	-	6
Deferred transaction costs	-	1,875
Total assets	$23,131	$4,089
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$937	$98
Accrued expenses	805	17,383
Operating lease liabilities, current portion	-	38
Total current liabilities	1,742	17,519
Warrant liabilities	2,151	-
Operating lease liabilities	-	12
Simple Agreements for Future Equity	-	46,358
Total liabilities	3,893	63,889
Commitments and contingencies (Note 12)
Stockholders’ equity (deficit):
Common stock: $0.0001 par value; 615,000,000 and 99,997,946 shares authorized as of June 30, 2026 and December 31, 2025, respectively; 70,220,020 and 46,066,754 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	7	5
Additional paid-in capital	60,673	12,563
Accumulated deficit	(41,442)	(72,368)
Total stockholders’ equity (deficit)	19,238	(59,800)
Total liabilities and stockholders’ equity (deficit)	$23,131	$4,089

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HADRON ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Operating expenses
General and administrative	$1,983	$373	$3,546	$522
Research and development	1,154	24	1,597	30
Stock-based compensation	7,900	595	10,634	604
Depreciation	5	1	6	1
Change in fair value of legal settlement liability	(4,911)	-	(9,601)	-
Total operating expenses	6,131	993	6,182	1,157
Loss from operations	(6,131)	(993)	(6,182)	(1,157)
Other income (loss)
Change in fair value of Simple Agreements for Future Equity	18,427	(5,769)	31,846	(5,825)
Change in fair value of warrant liabilities	5,262	-	5,262	-
Total other income (loss)	23,689	(5,769)	37,108	(5,825)
Income (loss) before provision for income taxes	17,558	(6,762)	30,926	(6,982)
Provision for income taxes	-	-	-	-
Net income (loss) and comprehensive income (loss)	17,558	(6,762)	30,926	(6,982)
Undistributed earnings allocated to participating securities	(659)	-	(917)	-
Net income (loss) attributable to common shareholders	$16,899	$(6,762)	$30,009	$(6,982)
Net income (loss) per share:
Net income (loss) per share - Basic	$0.30	$(0.15)	$0.58	$(0.15)
Weighted average shares outstanding - Basic	56,967,986	45,684,836	51,552,343	45,349,227
Net loss per share - Diluted	$(0.03)	$(0.15)	$(0.03)	$(0.15)
Weighted average shares outstanding - Diluted	58,902,057	45,684,836	54,240,683	45,349,227

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HADRON ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

(In thousands, except share amounts)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balances at December 31, 2025	921,354	$-	$12,568	$(72,368)	$(59,800)
Reverse recapitalization	45,145,400	5	(5)	-	-
Balances at December 31, 2025	46,066,754	5	12,563	(72,368)	(59,800)
Net income	-	-	-	13,368	13,368
Stock-based compensation	-	-	2,734	-	2,734
Vesting of restricted shares	140,647	-	-	-	-
Balances at March 31, 2026	46,207,401	5	15,297	(59,000)	(43,698)
Net income	-	-	-	17,558	17,558
Stock-based compensation	-	-	7,900	-	7,900
Vesting of restricted shares	612,787	-	-	-	-
Proceeds from Business Combination, net	19,948,842	2	22,942	-	22,944
Conversion of SAFEs into common stock and additional paid-in capital	3,450,990	-	17,807	-	17,807
Legal settlement	-	-	6,624	-	6,624
Warrant liabilities issued in connection with Business Combination	-	-	(7,413)	-	(7,413)
Deferred financing costs reclassified to additional paid-in capital	-	-	(2,484)	-	(2,484)
Balances at June 30, 2026	70,220,020	$7	$60,673	$(41,442)	$19,238

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balances as of December 31, 2024	900,104	$-	$3	$(594)	$(591)
Reverse recapitalization	44,104,171	3	(3)	-	-
Balances as of December 31, 2024	45,004,275	3	—	(594)	(591)
Net loss	-	-	-	(220)	(220)
Stock based compensation	-	-	9	-	9
Vesting of restricted shares	15,650	-	-	-	-
Balances as of March 31, 2025	45,019,925	3	9	(814)	(802)
Net loss	-	-	-	(6,762)	(6,762)
Stock based compensation	-	-	595	-	595
Vesting of restricted shares	1,015,579	2	(2)	-	-
Balances as of June 30, 2025	46,035,504	$5	$602	$(7,576)	$(6,969)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HADRON ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net income (loss)	$30,926	$(6,982)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	6	1
Change in fair value of legal settlement liability	(9,601)	-
Noncash operating lease expense	81	-
Change in fair value of Simple Agreements for Future Equity	(31,846)	5,825
Change in fair value of warrant liabilities	(5,262)	-
Stock-based compensation	10,634	604
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(550)	(22)
Due from stockholder	-	(39)
Operating lease liabilities	(50)	(35)
Other assets	6	(6)
Accounts payable	564	-
Accrued expenses	710	10
Net cash used in operating activities	(4,382)	(644)

Cash flows from investing activities
Purchases of property and equipment	-	(10)
Net cash used in investing activities	-	(10)

Cash flows from financing activities
Proceeds from issuance of Simple Agreements for Future Equity	3,295	1,227
Proceeds from Business Combination, net	22,944	-
Payment of deferred transaction costs	(1,397)	-
Net cash provided by financing activities	24,842	1,227

Net increase in cash	20,460	573
Cash - beginning of the period	1,757	17
Cash - end of the period	$22,217	$590

Supplemental disclosure of noncash transactions:
Right-of-use-asset obtained in exchange for lease liabilities	$-	$134
Warrant liabilities issued in connection with Business Combination	$7,413	$-
Deferred transaction costs included in accounts payable	$275	$-
Conversion of SAFEs into common stock and additional paid-in capital	$17,807	$-
Legal settlement liability reclassified to additional paid-in capital	$6,624	$-
Deferred financing reclassified to additional paid-in capital	$2,484	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HADRON ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except share and per share amounts)

1.
ORGANIZATION

Hadron Energy, Inc. ("Hadron", the "Company”) formerly known as GigCapital7 Corp., ("GigCapital7") is developing a maximally standardized, factory-fabricated 10 megawatt-electric (10MWe) micro modular reactor ("MMR") based on Generation III+ technology with enhanced reliability and safety features. Designed for deployment at most commercial and military U.S. sites with minimal site-specific requirements, each reactor is designed to meet the power demands of data centers, industrial sites, mission-critical facilities like hospitals, rural areas challenged by grid shortage, and remote applications. The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

On September 27, 2025, GigCapital7, a Cayman Islands exempted company and a publicly traded private to public equity (“PPE”TM) entity, also known as special purpose acquisition company (“SPAC”) listed on The Nasdaq Stock Market LLC (Nasdaq: GIG), entered into a business combination agreement (the “BCA”), with privately held Hadron Energy, Inc. ("Private Hadron"), pursuant to which, following the domestication of GigCapital7 from the Cayman Islands to the State of Delaware (the "Domestication"), MMR Merger Sub, Inc. (“Merger Sub”), a Delaware corporation and a direct wholly owned subsidiary of GigCapital7 merged with and into Private Hadron, with Private Hadron surviving the merger as a wholly-owned subsidiary of GigCapital7 (the "Merger" and, together with the Domestication and the other transactions contemplated by the BCA, (the “Business Combination”) and being renamed Hadron Energy Operating Company, Inc. ("Hadron OpCo"). Following the closing of the Business Combination on May 22, 2026 (the "Closing" or "Closing Date"), Domesticated GigCapital7 was renamed Hadron Energy, Inc. and the combined company became publicly (Nasdaq: HDRN).

The Business Combination was consummated and is accounted for as a reverse recapitalization, with Private Hadron identified as the accounting acquirer and GigCapital7 identified as the acquired company for accounting purposes (see Note 3).

Accordingly, prior to the Closing, all historical financial information presented in the unaudited condensed consolidated financial statements represents the balances and activity of Private Hadron.

Liquidity

The Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet future financial obligations as they become due within one year after the date that these condensed consolidated financial statements are issued.

During the six months ended June 30, 2026, the Company raised significant capital through the Business Combination with GigCapital7, which was consummated on May 22, 2026 and resulted in proceeds of approximately $22,944 released from the trust account previously held by GigCapital7, after paying all de-SPAC expenses, which has alleviated the substantial doubt about the Company’s ability to continue as a going concern.

As of June 30, 2026, the Company has no debt. The Company believes that its existing cash will be sufficient to support operations for at least one year from the issuance date of these unaudited condensed consolidated financial statements.

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and the rules and regulations of the Securities and Exchange Commission (“SEC”). References to ASC and ASU included herein refer to the Accounting Standards Codification and Accounting Standards Update established by the Financial Accounting Standards Board (“FASB”) as the source of authoritative GAAP. All costs, as well as assets and liabilities directly associated with the Company’s business activity, are included in the condensed consolidated financial statements. In connection with the Business Combination, as the successor entity following the Closing, Hadron became the reporting entity and consolidates the balances and activity of Private Hadron. The financial information presented in these unaudited condensed consolidated financial statements reflects the balances and results of operations of the combined entity post-Merger.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position as of June 30,

2026, operating results and cash flows for the periods presented. The results for the three and six months ended June 30, 2026 are not necessarily indicative of the results expected for the year or any other periods. The condensed consolidated balance sheets as of December 31, 2025 have been derived from the audited annual financial statements of Private Hadron included in the Prospectus filed with the SEC on June 25, 2026. All intercompany balances and transactions have been eliminated in consolidation.

Use of Accounting Estimates

The preparation of interim condensed consolidated financial statements in conformity with GAAP requires management to make certain estimates, judgments and assumptions. The Company believes that the estimates, judgments and assumptions made when accounting for items and matters such as, but not limited to, valuation of warrant liabilities, stock-based compensation and loss contingencies including estimated legal settlement, are reasonable based on information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the interim condensed consolidated financial statements, as well as amounts reported on the unaudited condensed consolidated statements of operations and comprehensive income (loss) during the periods presented. These estimates and assumptions may change as new events occur, and additional information is obtained. As a result, actual results could differ materially from these estimates and assumptions.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

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

Property and Equipment, Net

All additions are recorded at cost. Maintenance and repairs are charged to expense as incurred. When assets are retired or otherwise disposed of, the cost of the assets and the related accumulated depreciation is derecognized with any gain or loss recorded in the year of disposition. Depreciation is based on the estimated useful lives of the assets using the straight-line method. Furniture is depreciated over useful lives of three to seven years, and computer equipment is depreciated over three years.

Deferred Transaction Costs

The Company capitalized deferred transaction costs, which primarily consist of incremental legal fees, accounting fees and other fees directly attributable to the Business Combination which was accounted for as a reverse recapitalization. Reverse recapitalization transactions are viewed as the issuance of equity by the accounting acquirer for the cash of the SPAC. Accordingly, the direct and incremental transaction costs related to the de-SPAC transaction are treated as a reduction of the SPAC’s cash proceeds and deducted from additional paid-in capital. The deferred transaction costs in the amount of $2,484 were reclassified to additional paid-in capital upon Closing. As of June 30, 2026 and December 31, 2025, deferred transaction costs of $0 and $1,875, respectively, were capitalized in connection with the Business Combination on the condensed consolidated balance sheets.

Fair Value of Financial Instruments

The Company measures certain financial assets and liabilities at fair value. Fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the Company uses a three-level hierarchy, which prioritizes fair value measurements based on the types of inputs used for the various valuation techniques (market approach, income approach and cost approach). The levels of hierarchy are described below:

•
Level 1 – Quoted prices in active markets for identical instruments.
•
Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

•
Level 3 – Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. Financial assets and liabilities are classified in their entirety based on the most stringent level of input that is significant to the fair value measurement. The carrying amount of certain financial instruments, including prepaid expenses and other current assets, other assets, deferred transaction costs, accounts payable, and accrued expenses approximate their fair value due to their short maturities. The fair value of the Company’s Simple Agreements for Future Equity agreements ("SAFEs") liability and legal settlement were determined using Level 3 fair value determination methods. Refer to Note 6.

The Company has determined that the private placement warrants (the "Private Placement Warrants") are subject to treatment as a liability. Accordingly, the Private Placement Warrants are valued upon observable data and are classified as Level 2 financial instruments and its fair value was estimated using a Black-Scholes-Merton model.

The Company has also determined that the Hadron private warrants (the "Hadron Private Warrants") are subject to treatment as a liability. Accordingly, the Hadron Private Warrants are classified as a Level 3 financial instrument and its fair value was estimated using a Monte Carlo simulation model.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description:	Level	Valuation Methodology	June 30, 2026
Private placement warrants	2	Black-Scholes-Merton Model	$636
Hadron private warrants	3	Monte Carlo Simulation	$1,515

The fair value of the Private Placement Warrants was estimated using the following assumptions:

June 30, 2026
Stock Price	$2.03
Volatility	50.50%
Risk free interest rate	4.14%
Exercise price	$11.50
Time to maturity - years	4.89

The fair value of the Hadron Private Warrants was estimated using the following assumptions:

June 30, 2026
Stock Price	$2.03
Risk free interest rate	4.14%
Exercise price	$12.00
Short term volatility (through reset date)	104.0%
Implied Remaining Term Volatility (reset date through termination)	26.7%
Time to exercise price reset - years	0.89
Time to maturity - years	4.89

The following table presents a reconciliation of the Warrant liabilities, measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2026:

Private Hadron Warrants
Balance at December 31, 2025	$-
Warrant liabilities issued in connection with Business Combination	6,000
Change in fair value during the period	(4,485)
Balance at June 30, 2026	$1,515

Leases

The Company determines if an arrangement is a lease at inception by evaluating whether the arrangement conveys the right-of-use (“ROU”) to an identified asset and whether the Company obtains substantially all of the economic benefits from and has the ability to direct the use of the asset. Leases are recorded as an operating lease right-of-use assets and operating lease liabilities on the balance sheets. Leases with an initial term of 12 months or less are not recorded on the balance sheets. Lease ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the expected lease term, including options to extend the lease when it is reasonably certain that the Company will exercise that option. The Company uses the discount rate implicit in the lease unless that rate cannot be readily determined. In that case, the Company uses its estimated incremental borrowing rate, which is the rate of interest that the Company would have to pay to borrow on a collateralized basis an amount equal to the lease payments over the expected lease term. Operating lease expense for lease payments is recognized on a straight-line basis over the expected lease term. There were no finance leases or operating leases as of June 30, 2026, and the only remaining lease as of June 30, 2026 is a short term lease.

Simple Agreements for Future Equity

The Company accounts for its SAFEs as a liability stated at fair value. SAFEs are subject to revaluation at the end of each reporting period, with changes in fair value recognized in the condensed consolidated statements of operations and comprehensive income (loss). In connection with the Business Combination, all outstanding SAFEs were converted into common stock of the Company at Closing. Refer to Note 6 for additional details.

General and Administrative

General and administrative (“G&A”) expenses consist primarily of personnel-related expenses for executives, human resources, finance and other G&A employees, including salary, professional services costs and facility and overhead costs.

Research and Development

Research and development (“R&D”) expenses represent costs incurred for technology development and regulatory support for the development of the factory manufactured light-water micro modular reactor. The R&D expenses consist of: employee-related expenses, including salaries, benefits, payroll taxes, travel, for personnel in R&D functions; expenses related to technology development; and facilities, overhead, and other expenses. All research and development costs related to product development are expensed as incurred.

Stock-Based Compensation

Stock-based compensation is measured using a fair value-based method for all equity-based awards. The cost of awarded equity instruments is recognized based on each instrument’s grant-date fair value over the period during which the award vests. The Company recognizes stock-based compensation expense for awards ratably over the requisite service period. For awards subject to time-based vesting conditions, the service period is generally the vesting period.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carry forwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded when it is “more likely-than-not” that deferred tax assets will not be realized. On a regular basis, the Company evaluates the recoverability of deferred tax assets and the need for a valuation allowance. Such evaluations involve the application of significant judgment. The Company considers multiple factors in its evaluation of the need for a valuation allowance. The Company’s net deferred tax assets consist of assets related to net operating losses.

Until an appropriate level of profitability is attained, the Company expects to maintain a full valuation allowance on its deferred tax assets. Any tax benefits or tax expense recorded on its statements of operations will be offset with a corresponding valuation allowance until such time that the Company changes its determination related to the realization of deferred tax assets. In the event that the Company changes its determination as to the amount of deferred tax assets that can be realized, the Company will adjust its valuation allowance with a corresponding impact to the provision for income taxes in the period in which such a determination is made. For uncertain tax positions that meet a “more likely-than-not” threshold, the Company recognizes the benefit of uncertain tax positions in the financial statements.

The Company’s practice is to recognize interest and penalties, if any, related to uncertain tax positions in income tax expense in the accompanying statements of operations and comprehensive income (loss). The prior year tax returns remain subject to examination by taxing jurisdictions. At June 30, 2026 and December 31, 2025, the Company does not believe it has any uncertain tax positions that would require either recognition or disclosure in the accompanying financial statements.

Net Income (Loss) Per Share

The Company’s basic net income (loss) per share of common stock is computed based upon the weighted average number of shares of common stock outstanding for the period. Diluted loss per share includes the effect, if any, from potential conversion of securities, such as the issuance of shares of common stock from SAFE notes. Participating securities (unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents) are included in the computation of net income (loss) per share, pursuant to the two-class method. The Company’s participating securities consist of unvested restricted stock awards, which have contractual participation rights equivalent to those of stockholders of unrestricted common stock. The two-class method of computing earnings per share is an allocation method that calculates earnings per share for common stock and participating securities. During periods of net loss, no effect is given to the participating securities because they do not share in the losses of the Company. For any period in which the Company is in a net loss position, basic net loss per share is the same as diluted net loss per share, since the effects of potentially dilutive securities are antidilutive.

The following table sets forth the computation of basic and diluted net income (loss) per common share:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Numerator:
Net income (loss)	$17,558	$(6,762)	$30,926	$(6,982)
Undistributed earnings allocated to participating securities	(659)	-	(917)	-
Net income (loss) - basic	$16,899	$(6,762)	$30,009	$(6,982)
Net income (loss)	$17,558	$(6,762)	$30,926	$(6,982)
Change in fair value of Simple Agreements for Future Equity	(18,427)	-	(31,846)	-
Undistributed earnings allocated to participating securities	(659)	-	(917)	-
Net loss - diluted	$(1,528)	$(6,762)	$(1,837)	$(6,982)
Denominator:
Denominator for basic net income (loss) per share – common shares outstanding	56,967,986	45,684,836	51,552,343	45,349,227
Effect of dilutive securities:
Expected shares from SAFEs	1,934,071	-	2,688,340	-
Denominator for diluted net loss per share – common shares outstanding	58,902,057	45,684,836	54,240,683	45,349,227
Net income (loss) per share – basic	$0.30	$(0.15)	$0.58	$(0.15)
Net loss per share - diluted	$(0.03)	$(0.15)	$(0.03)	$(0.15)

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net income (loss) per share for the periods presented because including them would have been antidilutive (in common stock equivalent shares):

	June 30, 2026	June 30, 2025
Unvested shares of restricted stock purchase agreements	1,278,824	838,524
Expected shares from SAFE notes	-	1,874,278
Warrants	28,719,000	-
Total potentially dilutive securities	29,997,824	2,712,802

Segment Information

The Company has determined that its Chief Executive Officer (“CEO”), is its chief operating decision maker (“CODM”). The CODM reviews financial information presented for purposes of assessing performance and making decisions on how to allocate resources at the overall Company level. The Company views its operations and manages its business as a single reportable segment with a single operating segment. During the six months ended June 30, 2026 and 2025, the CODM made decisions on resource allocation, assessed performance of the business and monitored actual results using net income (loss), which is provided in the accompanying condensed consolidated statements of operations and comprehensive income (loss). When evaluating how to allocate resources, the CODM primarily focuses on the financial results of the Company on the same level as the Company's condensed consolidated statements of operations and comprehensive income (loss).

Recent Accounting Pronouncements

The Company considers the applicability and impact of all ASUs issued by the FASB. The Company reviewed all recently issued accounting pronouncements, and based on its preliminary assessment, the Company has determined that these will not have a material impact on the Company’s unaudited condensed consolidated financial statements or related disclosures, or do not apply to the Company.

3.
BUSINESS COMBINATION

On September 27, 2025, GigCapital7 entered into a BCA with Private Hadron and Merger Sub. On May 8, 2026, GigCapital7 completed its domestication from the Cayman Islands to Delaware. On May 22, 2026, the merger subsidiary merged with and into Private Hadron, with Private Hadron surviving as a wholly-owned subsidiary of GigCapital7. In connection with the Closing, the combined company was renamed Hadron Energy, Inc.

Pursuant to the BCA, each share of Private Hadron common stock outstanding immediately prior to the Effective Time (including shares issued upon conversion of Private Hadron's outstanding SAFEs) was converted into the right to receive shares of the Company's common stock based on an exchange ratio of 49.99. Outstanding Private Hadron options and restricted stock awards were assumed and converted into equivalent awards of the Company on the same exchange ratio. All share and per share amounts for periods prior to the Closing have been retroactively adjusted to reflect the exchange ratio.

The Company received cash proceeds of approximately $22,944 in connection with the Business Combination, after giving effect to proceeds released from the trust account, $5,851 paid under a forward purchase agreement, redemptions of public shares, and transaction costs incurred by GigCapital7 and Private Hadron. Total transaction costs of $2,484 were recorded as a reduction to additional paid-in capital, of which $275 remained unpaid as of June 30, 2026.

The Business Combination was accounted for as a reverse recapitalization in accordance with GAAP. Under this method of accounting, GigCapital7 was treated as the acquired company and Private Hadron was treated as the accounting acquirer for financial reporting purposes, notwithstanding that GigCapital7 is the legal acquirer. Accordingly, the Business Combination was treated as the equivalent of Private Hadron issuing stock for the net assets of GigCapital7, accompanied by a recapitalization. The net assets of GigCapital7 were stated at historical cost, with no goodwill or other intangible assets recorded, and the historical financial statements of Private Hadron became the historical financial statements of the Company. Operations prior to the Business Combination are those of Private Hadron.

4.
ACCRUED EXPENSES

Accrued expenses were as follows at June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Legal fees	$76	$957
Credit card obligations	-	3
Accrued compensation	729	78
Accrued legal settlement	-	16,345
Total accrued expenses	$805	$17,383

5.
PROPERTY AND EQUIPMENT, NET

Property and equipment were as follows at June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Furniture	$16	$16
Computer equipment	28	28
	44	44
Accumulated depreciation	(13)	(7)
Total property and equipment, net	$31	$37

Depreciation expense for the six months ended June 30, 2026 and 2025 was $6 and $1, respectively.

6.
SIMPLE AGREEMENTS FOR FUTURE EQUITY (SAFEs)

During the year ended December 31, 2025 and six months ended June 30, 2026, the Company issued instruments referred to as SAFEs as its primary source of funding. Pursuant the terms of the SAFEs, upon a qualified future equity financing involving preferred shares, the SAFEs would settle into a number of preferred shares equal to the greater of (i) the number of shares of standard preferred stock (“Standard Preferred Stock”) equal to the purchase price divided by the lowest price per share of the Standard Preferred Stock, or (ii) the number of shares of SAFE preferred stock (“SAFE Preferred Stock”) divided by a discounted price to the price investors pay to purchase the standard preferred shares in the financing (with such discounted price calculated by reference to a valuation cap) (“Cap Price”).

Upon the occurrence of a change of control, a direct listing or an initial public offering (described as a “liquidity event”) (other than a qualified financing), the investors have the option to receive either (i) cash payment equal to the invested amount under such SAFE, or (ii) a number of shares of common stock equal to the invested amount divided by the liquidity price set forth in the applicable SAFE agreement. If a dissolution event occurs prior to the termination of the SAFEs, the investors would be entitled to receive a portion of the related proceeds equal to the purchase amount (or the amount received for the SAFE).

The Company determined that the SAFEs should be accounted for at fair value as a liability, as they are potentially settled in a variable number of shares based on future valuation, lack substantive equity characteristics, and are potentially redeemable in cash or other assets under certain conditions. Because they are classified as liabilities, the SAFEs are adjusted to fair value at each reporting date. The fair value of the Company’s SAFEs were based on significant inputs not observable in the market, which cause the instrument to be classified as a Level 3 measurement within the fair value hierarchy. The SAFEs are valued using the market approach for intangible asset method, which considers among other things, comparable transactions, relevant market multiples, asset characteristics, transaction type, market conditions and qualitative comparable normalization.

Upon the Closing of the Business Combination, all outstanding SAFEs were converted into shares of common stock of the Company in accordance with their respective terms. As a result, as of June 30, 2026, there are no SAFEs outstanding.

The following table presents a reconciliation of the liabilities, measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2026:

Balance at December 31, 2025	$46,358
SAFEs issued during the period	3,295
Change in fair value during the period	(31,846)
SAFEs converted into equity during the period	(17,807)
Balance at June 30, 2026	$-

The change in fair value during the six months ended June 30, 2026 reflected in the above table, is included in other income (loss) in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

7.
LEASES

The Company had an operating lease for a vehicle entered into in February 2025 that was scheduled to expire in January 2028. There were no renewal options associated with the lease.

The Company has a lease for office space in Redwood City, California which was entered into in June 2025 and was originally scheduled to expire in June 2026, but was extended through August 2026. Under the terms of the lease, base rent is $6 per month. There are no additional renewal options associated with the lease.

Operating lease costs for the six months ended June 30, 2026 and 2025 were $91 and $21, respectively. Cash payments included in the measurement of operating lease liabilities for the six months ended June 30, 2026 and 2025 were $36 and $51, respectively.

The Company utilizes the rate implicit in the lease or the estimated incremental borrowing rate at the commencement of the lease in determining the present value of future payments.

Variable lease expense includes rental increases that are not fixed, such as those based on amounts paid to the lessor based on cost or consumption, such as maintenance and utilities. Operating lease costs are included in general and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss).

8.
STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

The Company's Charter authorizes the issuance of 625,000,000 shares, consisting of 615,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of May 22, 2026, upon consummation of the Business Combination, there were 70,173,146 shares of common stock and no shares of preferred stock outstanding. The outstanding shares of common stock are duly authorized, validly issued, fully paid and non-assessable.

Because the Business Combination is accounted for as a reverse recapitalization, historical share amounts for periods prior to the Closing have been retroactively restated to reflect the Exchange Ratio described in Note 3.

Stock Based Compensation

On October 30, 2024, Private Hadron adopted the Hadron Energy, Inc. 2024 Equity Incentive Plan (the “Former Plan”) whereby employees, officers, directors and consultants of the Company and its affiliates and others performing services to the Company may be given an opportunity to acquire up to 100,000 shares of common stock in the form of options and restricted stock purchase agreements (“RSPAs”). The exercise price, vesting and expiry date is determined for each grant by the Company’s Board of Directors.

On December 22, 2025, Private Hadron's Board of Directors approved an amendment to the Former Plan to increase the number of shares authorized for issuance under the Former Plan. The maximum aggregate number of shares of common stock that the Company may award under the Former Plan is 160,000. The term of the Former Plan is 10 years. At the Closing, all options under the Former Plan were converted into Exchanged Options, covering shares of the Company's common stock, adjusted based on the Exchange Ratio, as described in Note 3, resulting in 7,999,836 Exchanged Options.

On May 22, 2026, the Hadron Energy, Inc. Equity Incentive Plan (the "Plan") went into effect. The Plan has an initial share reserve of 10,021,784 shares and includes an "evergreen" provision pursuant to which, on the first day of each calendar year beginning with the first full calendar year following the Closing, the share reserve automatically increases by five percent (5%) of the total number of outstanding shares (on a fully diluted basis) on such date, unless otherwise determined by the Board of Directors.

Restricted Stock Purchase Awards

The Company issued restricted shares of its common stock under RSPAs to grantees. The grantees were given the right to purchase the shares at a discounted purchase price, with restrictions lapsing over vesting periods ranging from zero to sixty months. For RSPAs with a discounted purchase price, the compensation to the employee is the difference between the fair market value of the Company’s stock and the discounted price paid. This total compensation cost is then amortized to expense over the grantee’s vesting period. Prior to the Closing, no observable market price was available for Private Hadron's common stock, and fair value was estimated using a reasonable valuation method; following the Closing, fair value is determined based on the closing price of the Company's common stock on Nasdaq.

At the Closing, all outstanding RSPAs were converted into an award for a number of restricted shares of the Company’s common stock (such award, an “Exchanged RSA”), equal to the product (rounded down to the nearest whole number) of (x) the number of shares of Private Hadron Restricted Shares and (y) the Exchange Ratio described in Note 3.

The following table summarizes the RSPAs activity during the six months ended June 30, 2026:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested as of December 31, 2025	1,057,278	$9.21
Granted	1,674,966	$14.05
Cancelled	(699,986)	$9.71
Vested	(753,434)	$12.45
Unvested as of June 30, 2026	1,278,824	$13.37

As of June 30, 2026, total unrecognized compensation cost related to RSPAs was $15,627, which is expected to be recognized over a weighted average period of 1.3 years. The weighted average grant date fair values per share of RSPAs granted during the six months ended June 30, 2026 was $14.05 per share. The weighted average grant date fair values of RSPAs that vested during the six months ended June 30, 2026 was $12.45 per share.

The Company recognized stock-based compensation of $10,634 for the six months ended June 30, 2026. The Company recognized stock-based compensation expense of $604 for the six months ended June 30, 2025.

Stock Options

No stock options were granted during the six months ended June 30, 2026 and 2025.

9.
WARRANTS

As of June 30, 2026, the Company had three outstanding classes of warrants to purchase common stock: public warrants (the "Public Warrants"), Private Placement Warrants, and Hadron Private Warrants (collectively, the "Warrants").

Public Warrants

The Company has 20,000,000 Public Warrants outstanding, each exercisable for one share of common stock at an exercise price of $11.50 per share, originally issued in GigCapital7's initial public offering in August 2024. Each Public Warrant became exercisable 30 days after the completion of the Business Combination and will expire five years after the Closing. The Company may redeem the outstanding Public Warrants in whole and not in part at a price of $0.01 per warrant, upon a minimum of 30 days' prior written notice, if the closing price of the common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending three trading days before the notice of redemption is sent. The Public Warrants are traded on Nasdaq under the symbol "HDRNW."

The Public Warrants are classified as equity. Offering costs allocated to the Public Warrants were charged to shareholders' equity upon completion of GigCapital7's initial public offering; the Public Warrants are not subsequently remeasured.

Private Placement Warrants

On June 15, 2026, the Company filed a Form S-1 with the SEC for the issuance of up to 3,719,000 shares of common stock that are issuable upon the exercise of 3,719,000 private placement warrants, each exercisable for one share of common stock at a price of $11.50 per warrant. The Private Placement Warrants were originally issued to the Sponsor, GigAcquisitions7 Corp., in a private placement concurrent with its initial public offering, at a price of $0.01561 per warrant. Each Private Placement Warrant became exercisable 30 days after the completion of the Business Combination and will expire five years after the Closing. The Company may redeem the outstanding Private Placement Warrants in whole and not in part at a price of $0.01 per warrant, upon a minimum of 30 days' prior written notice, if the closing price of the common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending three trading days before the notice of redemption is sent.

The Company has determined that the Private Placement Warrants are subject to treatment as a liability, as the transfer of the warrants to anyone other than the purchasers or their permitted transferees would result in these warrants having substantially the same terms as the public warrants. Due to the redemption feature embedded in public warrants, the Company determined that a market participant would ascribe a higher value to the Private Placement Warrants than to the Public Warrants, and concluded there is no economic incentive for a transfer that would cause the Private Placement Warrants to convert into Public Warrants. As the path-dependent redemption feature is not applicable to the Private Placement Warrants, the Company estimated the fair value of the Private Placement Warrants using a Black-Scholes-Merton model. At the Closing, the Private Placement Warrants were fair valued at $1,413, utilizing a Black-Scholes-Merton model, with the following assumptions:

Closing Date
Stock Price	$5.16
Volatility	27.50%
Risk free interest rate	4.23%
Exercise price	$11.50
Time to maturity - years	5

Hadron Private Warrants

In connection with the Closing, on June 15, 2026, the Company filed a Form S-1 with the SEC for the issuance of up to 5,000,000 shares of common stock that are issuable upon the exercise of 5,000,000 Hadron Private Warrants, each exercisable for one share of common stock at a price of $12.00 per warrant. The exercise price is subject to reset on the first anniversary of the Closing to the greater of (i) $6.00, or (ii) the lower of (a) the 30-trading-day volume-weighted average price of the common stock prior to such anniversary, or (b) $12.00. The Hadron Private Warrants terminate on the fifth anniversary of the Closing. The Hadron Private Warrants are subject to treatment as a liability as the exercise price automatically resets one year after issuance based on the Company's own stock price rather than in connection with any new stock issuance, which disqualifies the reset from the down round exception and fails the fixed-for-fixed test required for equity classification. At the Closing, the Hadron Private Warrants were fair valued at $6,000, utilizing a Monte Carlo Simulation, with the following assumptions:

Closing Date
Stock Price	$5.16
Risk free interest rate	4.23%
Exercise price	$12.00
Short term volatility (through reset date)	27.5%
Implied Remaining Term Volatility (reset date through termination)	27.5%
Time to exercise price reset - years	1
Time to maturity - years	5

10.
INCOME TAXES

For the six months ended June 30, 2026 and 2025, the Company recorded no provision for income taxes, resulting in an effective tax rate of 0% for each period. This reflects the U.S. federal statutory rate of 21% on pre-tax loss offset by a full valuation allowance against its net deferred tax assets where it is more likely than not that the deferred tax assets will not be realized. Although the Company generated pretax income during the six months ended June 30, 2026, no income tax expense was recorded due to the existence of a full valuation allowance against the Company’s federal and state deferred tax assets.

As of June 30, 2026 and December 31, 2025, the Company had no unrecognized tax benefits. The amount of unrecognized tax benefits is not expected to significantly change over the next twelve months. No amounts, outside of valuation allowance, would impact the effective tax rate on continuing operations.

On July 4, 2025, the One Big Beautiful Bill (“OBBB”) was signed into law, making permanent several provisions of the Tax Cuts and Jobs Act of 2017 and introducing additional reforms to U.S. tax law. Although enacted after the close of fiscal year 2024, certain provisions of the OBBB were retroactively effective or materially influenced tax planning and accounting estimates during the year. Management has evaluated the retroactive and prospective effects of the OBBB and concluded that the bill did not result in a material change to the Company’s effective tax rate for 2026 and 2025. However, the legislation is expected to influence future tax planning, entity structuring, and investment decisions.

All tax returns will remain open for examination by the federal and state taxing authorities for three and four years, respectively, from the date of utilization of any net operating loss carryforwards.

11.
RELATED PARTY TRANSACTIONS

There were no related party transactions required to be reported during the three and six months ended June 30, 2026 and 2025.

12.
COMMITMENTS AND CONTINGENCIES

From time to time, the Company may be involved in litigation relating to claims or assessments arising out of its operations in the normal course of business. The Company records a provision for a liability when it believes that it is both probable that a liability has been incurred and the amount can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued.

The Company is engaged in an ongoing legal matter with a former employee related to their departure in December 2025. The Company was expected to incur a settlement cost of $16,345 to resolve the dispute, which was deemed probable and estimable and was recognized within general and administrative expenses during the year ended December 31, 2025. During the six months ended June 30, 2026, upon final resolution of the matter, the settlement included $120 of cash, with the remaining $6,624 settled through the transfer of existing shares from the Company's founder, such that no new shares were issued by the Company, with the Company recognizing a gain of $9,601.

Other than the above, management is not aware of any other legal proceedings or adverse outcome of which, in management’s opinion, individually or in the aggregate, could have a material adverse effect on the Company’s results of operations, financial position or cash flows.

13.
SUBSEQUENT EVENTS

The Company has evaluated all events or transactions that occurred through the issuance of these unaudited condensed consolidated financial statements. During this period, there were no material subsequent events requiring disclosure.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF HADRON ENERGY

(In thousands, except share and per share amounts)

The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read together with our unaudited condensed consolidated financial statements and the related notes thereto as of June 30, 2026 and for the three and six months ended June 30, 2026 and 2025 included in this Quarterly Report on Form 10-Q (“Quarterly Report”) and our audited financial statements and the related notes thereto as of and for the year ended December 31, 2025 included in the Company's prospectus filed with the SEC pursuant to Rule 424(b)(3) on June 25, 2026. Unless the context otherwise requires, references in this section to "the Company", "us", "our", "we" or "HDRN" refer to Hadron Energy, Inc. and references to our “management” or our “management team” refer to our officers and directors.

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to Part II - Item 1A included in this Quarterly Report on Form 10-Q, as well as the Risk Factors section of our final prospectus filed with the SEC on June 25, 2026, and in other documents we may file from time to time with the SEC. Our securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Company Overview

We are a Delaware corporation that was incorporated in May 2024 and completed our business combination with Hadron Energy, Inc. ("Private Hadron") in May 2026, with Private Hadron becoming a wholly-owned subsidiary renamed Hadron Energy Operating Company, Inc. We are a pioneer in Micro Modular Nuclear Reactor (MMR) technology, developing the Hadron Halo, a 10 megawatt-electric (MWe), 35 megawatt-thermal (MWth) pressurized water reactor designed to deliver reliable, carbon-free power. The Hadron Halo's transportable, factory-fabricated design enables deployment in shipping containers and is deployable on a compact footprint, making it suitable for data centers, industrial hubs, remote communities, and defense installations.

Product and Technical Specifications

Designed to be built using proven pressurized water reactor ("PWR") technology used in commercial nuclear plants worldwide, the Hadron Halo features a single integrated pressure vessel containing the reactor core, pumps, and steam generator, minimizing external piping and virtually eliminating large-break coolant accident risk. The reactor will operate continuously with multi-year refueling cycles and has a projected useful life of sixty years. It is fueled by Low-Enriched Uranium (LEU), supported by a domestic fuel supply chain partnership with ConverDyn for uranium conversion services.

Regulatory and Strategic Developments

We have pursued proactive pre-application engagements with the U.S. Nuclear Regulatory Commission ("NRC"). In April 2025, we submitted our Letter of Intent and Regulatory Engagement Plan. The NRC issued a final safety evaluation in May 2026 approving Revision 3 of our Quality Assurance Program Description Topical Report for referencing in future licensing applications under 10 CFR Part 52. We have also submitted our Principal Design Criteria White Paper and received favorable NRC feedback on our proposed regulatory approach in December 2025. We are targeting a Manufacturing License and Combined Operating License submission by 2028, with the goal of achieving licensing in approximately 3-4 years, significantly faster than the historical 8-10 years for large reactors.

Key Partnerships and Strategic Alliances

We have established partnerships with leading technology and infrastructure providers. In March 2026, we entered into a Memorandum of Understanding ("MOU") with Paragon Energy Solutions (a Mirion Technologies company) for collaboration on the

Hadron Halo's Instrumentation and Control architecture. We also selected GSE Performance Solutions as the supplier for a full-scope, high-fidelity training simulator. A Uranium Conversion Services Agreement with ConverDyn, the exclusive marketing agent for the only operating commercial uranium hexafluoride (UF₆) conversion facility in the United States, secured our domestic fuel supply pathway. Additionally, under a non-binding MOU with Smartland Energy, LLC, the parties agreed to collaborate on potential deployment of the Hadron Halo across up to five qualified projects, representing approximately 1.8 gigawatts of aggregate capacity demand by 2035. In connection with this MOU, Smartland made a strategic investment in us.

Capital Markets and Government Relations

In June 2026, we engaged DLA Piper LLP (US) to lead our government affairs and federal policy strategy. The engagement includes a senior, bipartisan team led by Former U.S. Senator Richard Burr (former Chairman of the Senate Select Committee on Intelligence), along with Oliver Wright from DLA Piper's Energy and Natural Resources practice and one of our directors, former U.S. Ambassador to Romania Adrian Zuckerman. In July 2026, we engaged CORE IR, a leading investor relations and capital markets communications firm, to lead shareholder engagement and investor communications strategy as we advance licensing, secure strategic partnerships, and position the Hadron Halo MMR toward commercial deployment.

Intellectual Property

In May 2026, the United States Patent and Trademark Office published our first patent application, "Micro Integral Nuclear Reactor" (Publication No. US 2026/0128185 A1), which was filed on October 31, 2025. The application represents the foundational technical disclosure behind the Hadron Halo and the first entry in our growing intellectual property portfolio. The application names Founder and Chief Executive Officer Samuel Gibson and Chief Nuclear Officer Ross Ridenoure among its inventors.

Market Position and Competitive Advantages

Our modular, factory-built design is intended to enable mass manufacturing with standardized units, reducing costs and deployment times significantly compared to conventional nuclear power plants. This is anticipated to make revenue generation as soon as 12-18 months from groundbreaking, as opposed to the decade-long construction periods for traditional nuclear plants. Our early engagement with regulatory agencies, experienced leadership team (including former NRC regulators and former Chief Nuclear Officers), a customer pipeline spanning data center operators, industrial firms, and government entities, and a secured domestic fuel supply strategy position us advantageously in the advanced nuclear sector. We have received substantial market interest in the Hadron Halo and believe its focus on small, transportable MMRs combined with concurrent engagement with regulators, suppliers, partners, and customers will enable first-mover advantage.

The Business Combination

On September 27, 2025, GigCapital7 entered into a BCA with Private Hadron and Merger Sub. On May 8, 2026, GigCapital7 completed its domestication from the Cayman Islands to Delaware. On May 22, 2026, the merger subsidiary merged with and into Private Hadron, with Private Hadron surviving as a wholly-owned subsidiary of GigCapital7. In connection with the Closing, the combined company was renamed Hadron Energy, Inc.

Pursuant to the BCA, each share of Private Hadron common stock outstanding immediately prior to the Effective Time (including shares issued upon conversion of Private Hadron's outstanding SAFEs) was converted into the right to receive shares of our common stock based on an exchange ratio of 49.99. Outstanding Private Hadron options and restricted stock awards were assumed and converted into equivalent awards of us on the same exchange ratio. All share and per share amounts for periods prior to the Closing have been retroactively adjusted to reflect the exchange ratio.

We received cash proceeds of approximately $22,944 in connection with the Business Combination, after giving effect to proceeds released from the trust account, amounts paid under a forward purchase agreement, redemptions of public shares, and transaction costs incurred by GigCapital7 and Private Hadron. Total transaction costs of $2,484 were recorded as a reduction to additional paid-in capital, of which $275 remained unpaid as of June 30, 2026.

The Business Combination was accounted for as a reverse recapitalization in accordance with GAAP. Under this method of accounting, GigCapital7 was treated as the acquired company and Private Hadron was treated as the accounting acquirer for financial reporting purposes, notwithstanding that GigCapital7 is the legal acquirer. Accordingly, the Business Combination was treated as the equivalent of Private Hadron issuing stock for the net assets of GigCapital7, accompanied by a recapitalization. The net assets of GigCapital7 were stated at historical cost, with no goodwill or other intangible assets recorded, and the historical financial statements of Private Hadron became the historical financial statements of us. Operations prior to the Business Combination are those of Private Hadron.

Key Factors Affecting Our Prospects and Future Results

We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including competition from carbon-based and other non-carbon-based energy generators, the risk of perceived safety issues and their consequences for our reputation and the other factors discussed under the section titled "Risk Factors"

in Part II - Item 1A included in this Quarterly Report on Form 10-Q, as well in our final prospectus filed with the U.S. SEC on June 25, 2026. We believe that the following factors are key to our success: commencing and expanding commercial launch operations, funding our operations, maintaining and protecting our intellectual property portfolio, obtaining regulatory approvals, and adding operational and financial personnel to support our development efforts and planned future commercialization.

Impact of Macroeconomic Conditions

Our business is subject to various trends, events or uncertainties that are reasonably likely to cause our reported financial information not to be necessarily indicative of future operating results or of future financial condition. The macroeconomic environment both in the United States and globally has the potential to impact our business and financial performance. More specifically, factors such as trade agreements, tariffs, interest rates, inflation, tax law, labor trends, supply chain disruptions, fiscal policy and recession risks could impact the cost to construct and operate our factory, and even impact the future profitability of our operations.

Supply chain vulnerabilities represent a critical area of macro-economic risk for our business. Global disruptions, whether from geopolitical tensions, natural disasters, or public health crises, can severely impact the availability and cost of essential components for energy infrastructure. These disruptions can lead to extended lead times for specialized equipment, shortages of critical materials, and unexpected cost escalations that complicate project planning and execution. Our reliance on supply networks for turbine components, electrical systems, and construction materials creates exposure to these global supply chain risks.

Inflation remains a significant concern, particularly as it affects construction materials, specialized equipment, and labor costs throughout our project development cycle. These inflationary pressures can erode project margins and complicate long-term capital planning efforts. Economic growth and recession cycles directly correlate with energy demand across industrial, commercial, and residential sectors. During economic downturns, we will experience reduced consumption patterns, while periods of growth drive increased energy needs, affecting our revenue projections and expansion strategies.

Demand for energy in the United States is currently being driven by the explosive growth in the data center industry, particularly as artificial intelligence (AI) deployment, cloud computing adoption, digital transformation initiatives accelerate across sectors, and industrialization. Should power demand growth in the market slow, customer demand for our baseload low-carbon power could be negatively impacted.

Key Components of Our Results of Operations

General and administrative

General and administrative ("G&A") expenses consist primarily of personnel-related expenses for executives, human resources, finance and other G&A employees, including salary, professional services costs and facility and overhead costs. We anticipate that our G&A expenses will increase in the future in connection with one-time costs of becoming a public company as well as ongoing costs of operating as a public company, including expanding headcount and increased fees for directors and outside advisors. We expect to incur significant costs to comply with corporate governance, internal controls, and similar requirements applicable to public companies. Additionally, we expect to incur increased costs associated with establishing sales, marketing and commercialization functions prior to any potential future regulatory approvals or commercialization of our technology. G&A also includes adjustments to our estimated liability for an expected legal settlement, including any subsequent reversals of previously accrued amounts.

Research and development

Research and development ("R&D") expenses consist primarily of internal and external R&D expenses. We focus our R&D activities on technology development and regulatory support for the development of the factory light-water micro modular reactor. Our R&D expenses consist of: employee-related expenses, including salaries, benefits, payroll taxes, travel, for personnel in R&D functions; expenses related to technology development; and facilities, overhead, and other expenses. We expect our R&D expenses to increase in the future as we continue to develop our technology. Our R&D activities are a critical component of achieving commercialization of any of our technology development and realizing our business strategy. We remain focused on using our resources to further develop our existing pipeline.

Stock-based compensation

Stock-based compensation expense is measured using a fair value-based method for all equity-based awards, with the cost of awarded equity instruments recognized over the period during which the award vests. Stock-based compensation expense relates primarily to the vesting and cancellation of restricted shares granted to employees pursuant to the Hadron Energy Equity Incentive Plan (the "Former Plan").

In connection with the Business Combination consummated on May 22, 2026, the Hadron Energy, Inc. Equity Incentive Plan (the "Plan") went into effect. The Plan has an initial share reserve of 10,021,784 shares and includes an evergreen provision under which the share reserve automatically increases on the first day of each calendar year, beginning with the first full calendar year following the Closing, by 5% of the total number of shares outstanding on a fully diluted basis. Following the Closing, new equity-based awards are expected to be granted under the Plan rather than the Former Plan.

Change in fair value of legal settlement liability

Change in fair value of legal settlement liability represents the periodic remeasurement of a previously accrued estimated legal settlement liability that was originally recorded during the year ended December 31, 2025. Changes in the estimated liability, including subsequent reversals of previously accrued amounts, are recognized within operating expenses in the period in which the estimate is revised.

Change in fair value of Simple Agreements for Future Equity

The change in fair value of Simple Agreements for Future Equity ("SAFEs") represents the periodic remeasurement of the fair value related to the SAFEs. We determined that the SAFEs should be accounted for at fair value as a liability under ASC 480, Distinguishing Liabilities from Equity, as they are potentially settled in a variable number of shares based on future valuation, lack substantive equity characteristics, and are potentially redeemable in cash or other assets under certain conditions. Because they are classified as liabilities, the SAFEs are adjusted to fair value at each reporting date, with changes in fair value recorded in the statement of operations. Upon the Closing of the Business Combination on May 22, 2026, all of Private Hadron's outstanding SAFEs converted into shares of our common stock in accordance with their respective terms.

Change in fair value of warrant liabilities

Change in fair value of warrant liabilities represents the periodic remeasurement of the Private Placement Warrants and the Hadron Private Warrants that were originally recorded as part of the Business Combination consummated on May 22, 2026. Changes in the estimated liability are recognized within other income (loss) in the period in which the estimate is revised.

Provision for income taxes

We are subject to U.S. federal and state income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities and changes in tax laws. Provision for income taxes primarily relates to changes in deferred taxes, fully offset by valuation allowances.

Results of Operations

Comparison of the three months ended June 30, 2026 and the three months ended June 30, 2025

The following table summarizes our results of operations:

	Three Months Ended June 30,	Three Months Ended June 30,
	2026	2025
Operating expenses
General and administrative	$1,983	$373
Research and development	1,154	24
Stock-based compensation	7,900	595
Depreciation	5	1
Change in fair value of legal settlement liability	(4,911)	-
Total operating expenses	6,131	993
Loss from operations	(6,131)	(993)
Other income (loss)
Change in fair value of Simple Agreements for Future Equity	18,427	(5,769)
Change in fair value of warrant liabilities	5,262	-
Total other income (loss)	23,689	(5,769)
Income (loss) before income taxes	17,558	(6,762)
Provision for income taxes	-	-
Net income (loss) and comprehensive income (loss)	$17,558	$(6,762)

General and administrative

G&A expenses were $1,983 for the three months ended June 30, 2026 compared to $373 for the three months ended June 30, 2025, an increase of $1,610 over the corresponding prior-year period due primarily to the expansion of personnel-related costs and third-party advisory services.

Research and development

R&D expenses were $1,154 for the three months ended June 30, 2026 compared to $24 for the three months ended June 30, 2025. R&D expenses relate to employee-related expenses, including salaries, benefits, payroll taxes, and travel, for personnel in R&D functions; expenses related to technology development; and other expenses. The increase reflects the continued ramp-up of our R&D function, including the addition of personnel performing R&D activities and increased technology development expenditures supporting the design of our pressurized light-water micro modular reactor.

Stock-based compensation

Stock-based compensation expense was $7,900 for the three months ended June 30, 2026 compared to $595 for the three months ended June 30, 2025. The increase of $7,305 was primarily driven by the recognition of expense related to restricted share grants under the Former Plan. Stock-based compensation is measured at the estimated fair value of the shares on the grant date and recognized over the requisite service period.

Depreciation

Depreciation expense was $5 for the three months ended June 30, 2026 compared to $1 for the three months ended June 30, 2025. The increase reflects depreciation of property and equipment, principally furniture, fixtures and computer equipment, that has been placed in service since inception. There were no purchases of property and equipment during the three months ended June 30, 2026.

Change in fair value of Simple Agreements for Future Equity

Change in fair value of SAFEs was a gain of $18,427 for the three months ended June 30, 2026 compared to a loss of $5,769 for the three months ended June 30, 2025, in each case representing the remeasurement of the fair value of the SAFEs at the end of the reporting period.

Change in fair value of legal settlement liability

Change in fair value of legal settlement liability was a gain of $4,911 for the three months ended June 30, 2026 due to the finalization of the actual settlement amount.

Change in fair value of warrant liabilities

Change in fair value of warrant liabilities was a gain of $5,262 for the three months ended June 30, 2026 due to the remeasurement of the warrant liabilities.

Provision for income taxes

Provision for income taxes was $0 for the three months ended June 30, 2026 and $0 for the three months ended June 30, 2025, in each case primarily due to changes in deferred tax balances offset by valuation allowances against our deferred tax assets.

Comparison of the six months ended June 30, 2026 and the six months ended June 30, 2025

The following table summarizes our results of operations:

	Six Months Ended June 30,	Six Months Ended June 30,
	2026	2025
Operating expenses
General and administrative	$3,546	$522
Research and development	1,597	30
Stock-based compensation	10,634	604
Depreciation	6	1
Change in fair value of legal settlement liability	(9,601)	-
Total operating expenses	6,182	1,157
Loss from operations	(6,182)	(1,157)
Other income (loss)
Change in fair value of Simple Agreements for Future Equity	31,846	(5,825)
Change in fair value of warrant liabilities	5,262	-
Total other income (loss)	37,108	(5,825)
Income (loss) before income taxes	30,926	(6,982)
Provision for income taxes	-	-
Net income (loss) and comprehensive income (loss)	$30,926	$(6,982)

General and administrative

G&A expenses were $3,546 for the six months ended June 30, 2026 compared to $522 for the six months ended June 30, 2025, an increase of $3,024 over the corresponding prior-year period due primarily to the expansion of personnel-related costs and third-party advisory services.

Research and development

R&D expenses were $1,597 for the six months ended June 30, 2026 compared to $30 for the six months ended June 30, 2025. R&D expenses relate to employee-related expenses, including salaries, benefits, payroll taxes, and travel, for personnel in R&D functions; expenses related to technology development; and other expenses. The increase reflects the continued ramp-up of our R&D function, including the addition of personnel performing R&D activities and increased technology development expenditures supporting the design of our pressurized light-water micro modular reactor.

Stock-based compensation

Stock-based compensation expense was $10,634 for the six months ended June 30, 2026 compared to $604 for the six months ended June 30, 2025. The increase of $10,030 was primarily driven by the recognition of expense related to restricted share grants under the Former Plan, including the modification and commencement of vesting of new grants of 1,674,966 restricted shares to employees and advisors during the six months ended June 30, 2026. Stock-based compensation is measured at the estimated fair value of the shares on the grant date, equal to $14.05 per share, and recognized over the requisite service period.

Depreciation

Depreciation expense was $6 for the six months ended June 30, 2026 compared to $1 for the six months ended June 30, 2025. The increase reflects depreciation of property and equipment, principally furniture, fixtures and computer equipment, that has been placed in service since inception. There were no purchases of property and equipment during the six months ended June 30, 2026.

Change in fair value of Simple Agreements for Future Equity

Change in fair value of SAFEs was a gain of $31,846 for the six months ended June 30, 2026 compared to a loss of $5,825 for the six months ended June 30, 2025, in each case representing the remeasurement of the fair value of the SAFEs at the end of the reporting period.

Change in fair value of legal settlement liability

Change in fair value of legal settlement liability was a gain of $9,601 for the six months ended June 30, 2026 due to the finalization of the actual settlement amount.

Change in fair value of warrant liabilities

Change in fair value of warrant liabilities was a gain of $5,262 for the six months ended June 30, 2026 due to the remeasurement of the warrant liabilities.

Provision for income taxes

Provision for income taxes was $0 for the six months ended June 30, 2026 and $0 for the six months ended June 30, 2025, in each case primarily due to changes in deferred tax balances offset by valuation allowances against our deferred tax assets.

Liquidity and Capital Resources

Funding Requirements

During the six months ended June 30, 2026, we raised significant capital through the Business Combination with GigCapital7, which was consummated on May 22, 2026 and resulted in proceeds of approximately $22,944 released from the trust account previously held by GigCapital7, after paying all de-SPAC expenses, which has alleviated the substantial doubt about our ability to continue as a going concern. As of June 30, 2026, we have no debt. We believe that our existing cash will be sufficient to support operations for at least one year from the issuance date of these unaudited condensed consolidated financial statements.

Cash Flows

The following is a summary of cash flows for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025
Net cash provided by (used in):
Operating activities	$(4,382)	$(644)
Investing activities	-	(10)
Financing activities	24,842	1,227
Net increase in cash	20,460	573
Cash at beginning of the period	1,757	17
Cash at end of the period	$22,217	$590

Net cash used in operating activities

Net cash used in operating activities of $4,382 for the six months ended June 30, 2026 was primarily attributable to a change in fair value of SAFEs of $31,846, a change in fair value of the warrant liabilities of $5,262, and a $9,601 change in fair value of legal settlement liability, partially offset by net income of $30,926, changes in operating assets and liabilities of $680, $10,634 of stock-based compensation, $6 of depreciation and $81 of noncash operating lease expense.

Net cash used in operating activities of $644 for the six months ended June 30, 2025 was primarily attributable to a net loss of $6,982 and changes in operating assets and liabilities of $(92), partially offset by a change in fair value of SAFEs of $5,825, stock-based compensation of $604 and $1 of depreciation.

Net cash used in investing activities

There was no cash used in investing activities during the six months ended June 30, 2026, as we made no purchases of property and equipment during the period.

There was no material cash used in investing activities during the six months ended June 30, 2025.

Net cash provided by financing activities

Net cash provided by financing activities of $24,842 for the six months ended June 30, 2026 was primarily attributable to proceeds from the issuance of SAFEs and net proceeds received from the Business Combination.

Net cash provided by financing activities of $1,227 for the six months ended June 30, 2025 was attributable to proceeds from the issuance of SAFEs.

Contractual Obligations and Commitments

We did not have any material commitments or contractual obligations as of June 30, 2026.

Off-Balance Sheet Arrangements

As of June 30, 2026, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Critical Accounting Policies

Our financial statements have been prepared in accordance with GAAP. In the preparation of these financial statements, we are required to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported expenses incurred during the reporting periods. There have been no significant changes to our critical accounting policies in the preparation of our condensed consolidated financial statements during the six months ended June 30, 2026 compared to those disclosed in our audited financial statements for the year ended December 31, 2025, included in the prospectus dated as of, and filed with the SEC pursuant to Rule 424(b)(3) on June 25, 2026.

Critical Accounting Estimates

There have been no significant changes to our critical accounting estimates in the preparation of our condensed consolidated financial statements during the six months ended June 30, 2026 compared to those disclosed in our audited financial statements for the year ended December 31, 2025, included in the prospectus dated as of, and filed with the SEC pursuant to Rule 424(b)(3) on June 25, 2026.

Recently Issued and Adopted Accounting Pronouncements

We considered the applicability and impact of all accounting standards updates ("ASUs") issued by the Financial Accounting Standards Board ("FASB"). We reviewed all recently issued accounting pronouncements, and based on our preliminary assessment, we have determined that these will not have a material impact on our unaudited condensed consolidated financial statements or related disclosures, or do not apply to us.

Emerging Growth Company Status

We are an "emerging growth company" as defined in the Jumpstart Our Business Startups Act ("JOBS Act"). The JOBS Act provides emerging growth companies with certain exemptions from public company reporting requirements for up to five fiscal years while a company remains an emerging growth company. As part of these exemptions, we have reduced disclosure obligations such as for executive compensation, and it is not required to comply with auditor attestation requirements from Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended, regarding its internal control over financial reporting. Additionally, the JOBS Act has allowed the Company the option to delay adoption of new or revised financial accounting standards until private companies are required to comply with new or revised financial accounting standards.

We also qualify as a "smaller reporting company," as such term is defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended. As a smaller reporting company, we may continue to rely on certain reduced disclosure requirements available to smaller reporting companies.

Quantitative and Qualitative Disclosure About Market Risk

As a "smaller reporting company" as defined by Rule 12b-2 of the Exchange Act, and pursuant to Item 305 of Regulation S-K, we are not required to disclose information under this section.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, and pursuant to Item 305 of Regulation S-K, we are not required to disclose information under this section.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to Management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended June 30, 2026.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any material legal proceedings. We previously had a dispute with a former employee that was fully and finally settled prior to the Closing of the Business Combination; the settlement is reflected in our financial statements. Other than the matter described above, we have not been subject to any significant litigation, and we are not aware of any threatened lawsuits or regulatory actions that would have a material adverse effect on us. From time to time, we may be subject to claims, disputes, or legal matters in the normal course of business. We maintain policies and practices to minimize legal risks, including robust IP management and compliance programs.

Item 1A. Risk Factors.

We have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition, results of operations or reputation. The risks described below are not the only risks we face. Additional risks not presently known to us or that we currently believe are not material may also significantly affect our business, financial condition, results of operations or reputation. Our business could be harmed by any of these risks. In assessing these risks, you should also refer to the financial statements and related notes contained in this report.

These risk factors are not exhaustive, and investors are encouraged to perform their own investigation with respect to the business, financial condition, and prospects of Hadron Energy and our business, financial condition, and prospects. You should carefully consider the following risk factors in addition to the other information included in our public filings, including in the Company's prospectus filed with the SEC pursuant to Rule 424(b)(3) on June 25, 2026 (the “Prospectus”).

We may face additional risks and uncertainties that are not presently known to us, or that we currently deem immaterial, which may also impair our business or financial condition. The following discussion should be read in conjunction with the financial statements of Hadron Energy and notes to the financial statements included in the Prospectus.

We have incurred losses from operations and have not generated any revenue since our inception. We anticipate that we will continue to incur losses, and expect that we will not generate revenue, for the foreseeable future, at least until our reactors become commercially viable, which may never occur.

We have incurred operating losses since our inception, including an operating loss of $6,182 thousand for the six months ended June 30, 2026 and net loss of $6,982 thousand for the six months ended June 30, 2025. As of June 30, 2026 , the Company had cash of $22,217 thousand and accumulated deficit of $41,442 thousand; and for the six months ended June 30, 2026, negative cash flows from operations of $4,382 thousand. Although we recorded net income of $30,926 thousand for the six months ended June 30, 2026, this was primarily attributable to non-cash gains of $31,846 thousand, $9,601 thousand and $5,262 thousand recognized upon the remeasurement of our SAFE liability, legal settlement liability and warrant liability respectively. Since inception, the Company has incurred and expects to continue to incur net losses and negative operating cash flow.

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

The Company submitted its letter of intent to the NRC in April 2025 and its regulatory engagement plan to the NRC in May 2025. The NRC issued a final safety evaluation in May 2026 accepting Revision 3 of our Quality Assurance Program Description Topical Report for referencing in future licensing applications under 10 CFR Part 52. We have also submitted our Principal Design Criteria White Paper and received favorable NRC feedback on our proposed regulatory approach in December 2025. We are targeting a Manufacturing License submission by 2027-2028. Notwithstanding these actions, the Hadron Halo design has not yet been licensed, certified or approved by the NRC, and there are currently no MMRs that have been fully licensed by the NRC. If the NRC disagrees with our, or our customers’, licensing approach or the technical bases supporting the nuclear safety and environmental impact evaluations, the construction and operating license application processes could take longer than currently expected, or a license may not be granted at all, which could materially and adversely affect our business. Further, the NRC could impose conditions in a license that are not acceptable to us or our customers, which could materially and adversely affect our business. Any delays, conditions or unexpected requirements may increase costs for us or our customers and may result in uncertainty regarding the ability to deploy our technology in a predictable way, which may adversely impact our competitiveness.

Risks Related to the Company’s Securities

Future sales, or the perception of future sales, of our common stock by us or our existing stockholders in the public market could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of common stock in the public market, including the resale of the shares of common stock held by our stockholders pursuant to this prospectus or pursuant to Rule 144, could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

All shares issued as merger consideration in the Business Combination are freely tradable without registration under the Securities Act and without restriction by persons other than our “affiliates” (as defined under Rule 144 under the Securities Act), including our directors, executive officers and other affiliates. We have registered in this resale registration statement on Form S-1 securities held by certain of our stockholders who have the right, subject to certain conditions, to require us to register the sale of their shares of common stock under the Securities Act, pursuant to the terms of the Amended and Restated Registration Rights Agreement entered into in connection with the Business Combination. Registration Rights Holders holding at least a majority in interest of the registrable securities are entitled to make a written demand for registration under the Securities Act of all or part of their registrable securities, up to a total of three such demands, and also have “piggy-back” registration rights. The sale of a large number of shares by these stockholders could cause the prevailing market price of shares of our common stock to decline. Significant sales of shares of common stock may have negative pressure on the public trading price of our common stock.

The shares being registered for resale by the Selling Securityholders pursuant to the Prospectus represent a substantial portion of the total number of shares of our common stock outstanding, based on the number of shares outstanding as of June 12, 2026. Certain of our stockholders, including the Sponsor, acquired their shares at prices substantially below the current market price of our common stock. For example, the Sponsor acquired Founder Shares at an effective purchase price of $0.00979696 per share. Certain of our stockholders may have an incentive to sell their shares because they will still profit on sales due to the significantly lower prices at which they purchased their shares.

In addition, certain of our stockholders are subject to the Lock-Up Agreement, which restricts transfers of shares until the earlier of (a) six months following the Closing, (b) subsequent to the Closing, the date on which the closing price of our common stock equals or exceeds $11.50 per share for any twenty trading days within any thirty consecutive trading day period commencing at least ninety days after the Closing, or (c) subsequent to the Closing, the date on which the Company completes a liquidation, merger, stock exchange or other similar transaction. Upon the expiration of the applicable lock-up periods, such stockholders will not be restricted from selling shares of our common stock held by them, other than by applicable securities laws, and a significant number of additional shares will become eligible for sale in the public market, which could cause the market price of our common stock to decline.

The requirements of being a public company in the U.S. may strain the Company’s resources and divert management’s attention, and the increases in legal, accounting and compliance expenses that result from being a public company in the U.S. may be greater than we anticipate.

Requirements associated with being a public company in the United States require significant resources and management attention. We are subject to certain reporting requirements of the Exchange Act, and the other rules and regulations of the SEC, and Nasdaq. We are also subject to various other regulatory requirements, including the Sarbanes-Oxley Act. We expect these rules and regulations to increase our legal, accounting and financial compliance costs and to make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain directors’ and officers’ liability insurance, which could make it more difficult for us to attract and retain qualified members of our Board. We cannot predict or estimate the amount of additional costs we will incur as a public company or the timing of such costs. In addition, complying with rules and regulations and the increasingly complex laws pertaining to public companies requires substantial attention from our senior management, which could divert their attention away from the day-to-day management of our business. These cost increases and the diversion of management’s attention could materially and adversely affect our business, results of operations and financial condition. We may also need to hire additional personnel to support our financial reporting function and may face challenges in doing so.

There is no guarantee that the Warrants will ever be in the money, and they may expire worthless.

The exercise price for the Warrants is either $11.50 or $12.00 per share of common stock, subject to adjustment. There is no guarantee that the Warrants will ever be in the money prior to their expiration, and as such, the Warrants may expire worthless.

Your unexpired Public Warrants may be redeemed prior to their exercise at a time that is disadvantageous to you, thereby making your Public Warrants worthless.

Outstanding Public Warrants may be redeemed at any time after they become exercisable and prior to their expiration, at a price of $0.01 per Public Warrant, provided that the last reported sales price of our common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any twenty (20) Trading Days within a thirty (30) Trading-Day period ending on the third (3rd) Trading Day prior to the date the Company sends the notice of redemption to the Warrant holders. If and when the Public Warrants become redeemable by the Company, the Company may exercise its redemption rights if there is an effective registration statement covering the common stock issuable upon exercise of the Public Warrants, and a current prospectus relating thereto, available throughout the 30-day redemption period or the Company has elected to require the exercise of the Warrants on a “cashless basis”; provided, however, that if and when the Public Warrants become redeemable by the Company, the Company may not exercise such redemption right if the issuance of common stock upon exercise of the Public Warrants is not exempt from registration or qualification under applicable state blue sky laws or the Company is unable to effect such registration or qualification. Redemption of the outstanding Public Warrants could force you (a) to exercise your Public Warrants and pay the exercise price at a time when it may be disadvantageous for you to do so, (b) to sell your Public Warrants at the then-current market price when you might otherwise wish to hold your Public Warrants or (c) to accept the nominal redemption price which, at the time the outstanding Public Warrants are called for redemption, is likely to be substantially less than the market value of your Warrants.

If the Company does not maintain a current and effective Prospectus relating to the shares of common stock issuable upon exercise of the Warrants, public holders will only be able to exercise such warrants on a “cashless basis” which would result in a fewer number of shares of common stock being issued to the holder had such holder exercised the warrants for cash.

If the Company does not maintain a current and effective prospectus relating to the common stock issuable upon exercise of the public warrants at the time that holders wish to exercise such Warrants, they will only be able to exercise them on a “cashless basis” provided that an exemption from registration is available. As a result, the number of warrant shares that a holder will receive upon exercise of its public warrants will be fewer than it would have been had such holder exercised its warrant for cash. Further, if an exemption from registration is not available, holders would not be able to exercise their warrants on a cashless basis and would only be able to exercise their warrants for cash if a current and effective prospectus relating to the warrant shares issuable upon exercise of the warrants is available. Under the terms of the warrant agreement, the Company has agreed to use its best efforts to file with the SEC a registration statement for the registration under the Securities Act of the warrant shares and thereafter use its best efforts to cause the registration statement to become effective and to maintain the effectiveness of such registration statement until the expiration of the warrants. However, we cannot assure you that we will be able to do so. If we are unable to do so, the potential “upside” of the holder’s investment in our company may be reduced or the warrants may expire worthless. In no event will the Company be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that the Company is unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws. If the issuance of the shares of common stock upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrants shall not be entitled to exercise such warrants and such warrants may have no value and expire worthless. In such event, holders who acquired their public warrants as part of a purchase of public units will have paid the full unit purchase price solely for the shares of common stock included in the public units. Notwithstanding the foregoing, the private placement warrants may be exercisable for unregistered warrant shares for cash even if the prospectus relating to the warrant shares issuable upon exercise of the warrants is not current and effective.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Hadron Energy, Inc. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the SEC on June 1, 2026).

3.2	Amended and Restated Bylaws of Hadron Energy, Inc. (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed with the SEC on June 1, 2026).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 filed with the SEC on August 3, 2026).

4.2

Warrant Agreement, dated August 28, 2024, by and between the Company and Continental Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on September 3, 2024).

10.1

Insider Letter Agreement, dated August 28, 2024, by and among Hadron Energy, Inc., its directors and officers, and GigAcquisitions7 Corp. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 3, 2024).

10.2

Amended and Restated Registration Rights Agreement, dated May 22, 2026, by and among Hadron Energy, Inc., GigAcquisitions7 Corp. and certain stockholders (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 28, 2026).

10.3

Sponsor Support Agreement, dated September 27, 2025, by and among GigCapital7 Corp., GigAcquisitions7 Corp. and Hadron Energy, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 29, 2025).

10.4

Lock-Up Agreement, dated May 22, 2026, by and among Hadron Energy, Inc., Hadron Energy Operating Company Inc. and the Lock-Up Parties listed therein (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on May 28, 2026).

10.5	2026 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on June 1, 2026).

10.6	Form of Forward Purchase Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on May 7, 2026).

10.7	Form of Non-Redemption Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 1, 2026).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* This certification is deemed not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HADRON ENERGY, INC.

Date: August 12, 2026	By:	/s/ Samuel Gibson
	Name:	Samuel Gibson
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2026	By:	/s/ Rahul Shukla
	Name:	Rahul Shukla
	Title:	Chief Financial Officer (Principal Financial Officer)