Form 10-Q
period 2026-09-30
Hadron Energy, Inc.
filed 2026-11-09
CIK 2023730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission File Number: 001-42262

Hadron Energy, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	33-4336458
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1160 Battery Street, Ste 100, Unit 1096 San Francisco, CA	94111
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 395-0050

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	HDRN	The Nasdaq Stock Market LLC
Redeemable warrants, each full warrant exercisable for one share of Common Stock at an exercise price of $11.50 per share	HDRNW	The Nasdaq Stock Market LLC

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

As of November 5, 2026, the registrant had 70,974,018 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

HADRON ENERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share amounts)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash	$19,667	$1,757
Prepaid expenses and other current assets	802	333
Total current assets	20,469	2,090
Property and equipment, net	16	37
Operating lease right-of-use assets	-	81
Other assets	9	6
Deferred transaction costs	-	1,875
Total assets	$20,494	$4,089
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,711	$98
Accrued expenses	885	17,383
Operating lease liabilities, current portion	-	38
Total current liabilities	2,596	17,519
Warrant liabilities	1,733	-
Operating lease liabilities	-	12
Simple Agreements for Future Equity	-	46,358
Total liabilities	4,329	63,889
Commitments and contingencies (Note 11)
Stockholders’ equity (deficit):
Common stock: $0.0001 par value; 615,000,000 and 99,997,946 shares authorized as of September 30, 2026 and December 31, 2025, respectively; 70,465,464 and 46,066,754 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	7	5
Additional paid-in capital	63,024	12,563
Accumulated deficit	(46,866)	(72,368)
Total stockholders’ equity (deficit)	16,165	(59,800)
Total liabilities and stockholders’ equity (deficit)	$20,494	$4,089

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HADRON ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Operating expenses
Research and development	$1,280	$195	$2,877	$225
General and administrative	2,333	930	5,879	1,452
Stock-based compensation	2,351	1,523	12,985	2,127
Depreciation	3	2	9	3
Change in fair value of legal settlement liability	-	-	(9,601)	-
Total operating expenses	5,967	2,650	12,149	3,807
Loss from operations	(5,967)	(2,650)	(12,149)	(3,807)
Other income (loss)
Change in fair value of Simple Agreements for Future Equity	-	(21,566)	31,846	(27,391)
Change in fair value of warrant liabilities	418	-	5,680	-
Interest income	125	-	125	-
Total other income (loss)	543	(21,566)	37,651	(27,391)
Income (loss) before provision for income taxes	(5,424)	(24,216)	25,502	(31,198)
Provision for income taxes	-	-	-	-
Net income (loss) and comprehensive income (loss)	(5,424)	(24,216)	25,502	(31,198)
Undistributed earnings allocated to participating securities	-	-	(576)	-
Net income (loss) attributable to common shareholders	$(5,424)	$(24,216)	$24,926	$(31,198)
Net income (loss) per share:
Net income (loss) per share - Basic	$(0.08)	$(0.53)	$0.43	$(0.68)
Weighted average shares outstanding - Basic	70,328,181	46,041,109	57,879,732	45,582,388
Net loss per share - Diluted	$(0.08)	$(0.53)	$(0.11)	$(0.68)
Weighted average shares outstanding - Diluted	70,328,181	46,041,109	59,662,111	45,582,388

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HADRON ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

(In thousands, except share amounts)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balances as of December 31, 2025	921,354	$-	$12,568	$(72,368)	$(59,800)
Reverse recapitalization	45,145,400	5	(5)	-	-
Balances as of December 31, 2025	46,066,754	5	12,563	(72,368)	(59,800)
Net income	-	-	-	13,368	13,368
Stock-based compensation	-	-	2,734	-	2,734
Vesting of restricted shares	140,647	-	-	-	-
Balances as of March 31, 2026	46,207,401	5	15,297	(59,000)	(43,698)
Net income	-	-	-	17,558	17,558
Stock-based compensation	-	-	7,900	-	7,900
Vesting of restricted shares	612,787	-	-	-	-
Proceeds from Business Combination, net	19,948,842	2	22,942	-	22,944
Conversion of SAFEs into common stock and additional paid-in capital	3,450,990	-	17,807	-	17,807
Legal settlement	-	-	6,624	-	6,624
Warrant liabilities issued in connection with Business Combination	-	-	(7,413)	-	(7,413)
Deferred transaction costs reclassified to additional paid-in capital	-	-	(2,484)	-	(2,484)
Balances as of June 30, 2026	70,220,020	7	60,673	(41,442)	19,238
Net loss	-	-	-	(5,424)	(5,424)
Stock-based compensation	-	-	2,351	-	2,351
Vesting of restricted shares	235,935	-	-	-	-
Vesting of restricted stock units	202,188	-	-	-	-
Cancellation of restricted shares	(192,679)	-	-	-	-
Balances as of September 30, 2026	70,465,464	$7	$63,024	$(46,866)	$16,165

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balances as of December 31, 2024	900,104	$-	$3	$(594)	$(591)
Reverse recapitalization	44,104,171	3	(3)	-	-
Balances as of December 31, 2024	45,004,275	3	—	(594)	(591)
Net loss	-	-	-	(220)	(220)
Stock-based compensation	-	-	9	-	9
Vesting of restricted shares	15,650	-	-	-	-
Balances as of March 31, 2025	45,019,925	3	9	(814)	(802)
Net loss	-	-	-	(6,762)	(6,762)
Stock-based compensation	-	-	595	-	595
Vesting of restricted shares	1,015,579	2	(2)	-	-
Balances as of June 30, 2025	46,035,504	5	602	(7,576)	(6,969)
Net loss	-	-	-	(24,216)	(24,216)
Stock-based compensation	-	-	1,523	-	1,523
Vesting of restricted shares	15,650	-	-	-	-
Balances as of September 30, 2025	46,051,154	$5	$2,125	$(31,792)	$(29,662)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HADRON ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net income (loss)	$25,502	$(31,198)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	9	3
Change in fair value of legal settlement liability	(9,601)	-
Noncash operating lease expense	81	33
Loss on disposal of property and equipment	12	-
Change in fair value of Simple Agreements for Future Equity	(31,846)	27,391
Change in fair value of warrant liabilities	(5,680)	-
Stock-based compensation	12,985	2,127
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(469)	(92)
Due from stockholder	-	(112)
Operating lease liabilities	(50)	(66)
Other assets	(3)	(6)
Accounts payable	1,338	202
Accrued expenses	790	313
Net cash used in operating activities	(6,932)	(1,405)

Cash flows from investing activities
Purchases of property and equipment	-	(39)
Net cash used in investing activities	-	(39)

Cash flows from financing activities
Proceeds from issuance of Simple Agreements for Future Equity	3,295	2,194
Proceeds from Business Combination, net	22,944	-
Payment of deferred transaction costs	(1,397)	-
Net cash provided by financing activities	24,842	2,194

Net increase in cash	17,910	750
Cash - beginning of the period	1,757	17
Cash - end of the period	$19,667	$767

Supplemental disclosure of noncash transactions:
Right-of-use-asset obtained in exchange for lease liabilities	$-	$134
Warrant liabilities issued in connection with Business Combination	$7,413	$-
Deferred transaction costs included in accounts payable and accrued expenses	$275	$512
Conversion of SAFEs into common stock and additional paid-in capital	$17,807	$-
Legal settlement liability reclassified to additional paid-in capital	$6,624	$-
Deferred financing reclassified to additional paid-in capital	$2,484	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HADRON ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except share and per share amounts)

1.
ORGANIZATION

Hadron Energy, Inc. (“Hadron”, the “Company”) formerly known as GigCapital7 Corp., (“GigCapital7”) is developing a maximally standardized, factory-fabricated 10 megawatt-electric (10MWe) micro modular reactor (“MMR”) based on Generation III+ technology with enhanced reliability and safety features. Designed for deployment at most commercial and military U.S. sites with minimal site-specific requirements, each reactor is designed to meet the power demands of data centers, industrial sites, mission-critical facilities like hospitals, rural areas challenged by grid shortage, and remote applications. The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

On September 27, 2025, GigCapital7, a Cayman Islands exempted company and a publicly traded private to public equity (“PPE”TM) entity, also known as a special purpose acquisition company (“SPAC”) listed on The Nasdaq Stock Market LLC (Nasdaq: GIG), entered into a business combination agreement (the “BCA”), with privately held Hadron Energy, Inc. (“Private Hadron”), pursuant to which, following the domestication of GigCapital7 from the Cayman Islands to the State of Delaware (the “Domestication”), MMR Merger Sub, Inc. (“Merger Sub”), a Delaware corporation and a direct wholly owned subsidiary of GigCapital7 merged with and into Private Hadron, with Private Hadron surviving the merger as a wholly-owned subsidiary of GigCapital7 (the “Merger” and, together with the Domestication and the other transactions contemplated by the BCA, (the “Business Combination”) and being renamed Hadron Energy Operating Company, Inc. Following the closing of the Business Combination on May 22, 2026 (the “Closing” or “Closing Date”), a domesticated GigCapital7 was renamed Hadron Energy, Inc. and the combined company became publicly traded (Nasdaq: HDRN).

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

During the nine months ended September 30, 2026, the Company raised significant capital through the Business Combination with GigCapital7, which was consummated on May 22, 2026 and resulted in proceeds of approximately $22,944 released from the trust account previously held by GigCapital7, after paying all de-SPAC expenses, which has alleviated the substantial doubt about the Company’s ability to continue as a going concern.

As of September 30, 2026, the Company has no debt. The Company believes that its existing cash will be sufficient to support operations for at least one year from the issuance date of these unaudited condensed consolidated financial statements.

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

Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position as of September 30, 2026, and operating results and cash flows for the periods presented. The results for the three and nine months ended

September 30, 2026 are not necessarily indicative of the results expected for the year or any other periods. The condensed consolidated balance sheet as of December 31, 2025 has been derived from the audited annual financial statements of Private Hadron included in the Prospectus filed with the SEC on June 25, 2026. All intercompany balances and transactions have been eliminated in consolidation.

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

Deferred Transaction Costs

The Company capitalized deferred transaction costs, which primarily consist of incremental legal fees, accounting fees and other fees directly attributable to the Business Combination which was accounted for as a reverse recapitalization. Reverse recapitalization transactions are viewed as the issuance of equity by the accounting acquirer for the cash of the SPAC. Accordingly, the direct and incremental transaction costs related to the de-SPAC transaction are treated as a reduction of the SPAC’s cash proceeds and deducted from additional paid-in capital. The deferred transaction costs in the amount of $2,484 were reclassified to additional paid-in capital upon Closing. As of September 30, 2026 and December 31, 2025, deferred transaction costs of $0 and $1,875, respectively, were capitalized in connection with the Business Combination on the condensed consolidated balance sheets.

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

The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. Financial assets and liabilities are classified in their entirety based on the most stringent level of input that is significant to the fair value measurement. The carrying amount of certain financial instruments, including prepaid expenses and other current assets, other assets, deferred transaction costs, accounts payable, and accrued expenses approximate their fair value due to their short maturities. The fair value of the Company’s Simple Agreements for Future Equity (“SAFEs”) liability and legal settlement were determined using Level 3 fair value determination methods. Refer to Note 6.

The Company has determined that the private placement warrants (the “Private Placement Warrants”) are subject to treatment as a liability. Accordingly, the Private Placement Warrants are valued upon observable data and are classified as Level 2 financial instruments and their fair value was estimated using a Black-Scholes-Merton model.

The Company has also determined that the Hadron private warrants (the “Hadron Private Warrants”) are subject to treatment as a liability. Accordingly, the Hadron Private Warrants are classified as a Level 3 financial instrument and its fair value was estimated using a Monte Carlo simulation model.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	Valuation Methodology	September 30, 2026
Private Placement Warrants	2	Black-Scholes-Merton Model	$483
Hadron Private Warrants	3	Monte Carlo Simulation	$1,250

The fair value of the Private Placement Warrants was estimated using the following assumptions:

September 30, 2026
Stock Price	$1.29
Volatility	62.5%
Risk free interest rate	4.98%
Exercise price	$11.50
Time to maturity - years	4.64

The fair value of the Hadron Private Warrants was estimated using the following assumptions:

September 30, 2026
Stock Price	$1.29
Risk free interest rate	4.98%
Exercise price	$12.00
Short term volatility (through reset date)	91.0%
Implied Remaining Term Volatility (reset date through termination)	56.5%
Time to exercise price reset - years	0.64
Time to maturity - years	4.64

The following table presents a reconciliation of the Warrant liabilities, measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2026:

Hadron Private Warrants
Balance as of December 31, 2025	$-
Warrant liabilities issued in connection with Business Combination	6,000
Change in fair value during the period	(4,750)
Balance as of September 30, 2026	$1,250

Leases

The Company determines if an arrangement is a lease at inception by evaluating whether the arrangement conveys the right-of-use (“ROU”) to an identified asset and whether the Company obtains substantially all of the economic benefits from and has the ability to direct the use of the asset. Leases are recorded as operating lease right-of-use assets and operating lease liabilities on the balance sheets. Leases with an initial term of 12 months or less are not recorded on the balance sheets. Lease ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the expected lease term, including options to extend the lease when it is reasonably certain that the Company will exercise that option. The Company uses the discount rate implicit in the lease unless that rate cannot be readily determined. In that case, the Company uses its estimated incremental borrowing rate, which is the rate of interest that the Company would have to pay to borrow on a collateralized basis an amount equal to the lease payments over the expected lease term. Operating lease expense for lease payments is recognized on a straight-line basis over the expected lease term. There were no finance leases or operating leases as of September 30, 2026.

Simple Agreements for Future Equity

The Company accounts for its SAFEs as a liability stated at fair value. SAFEs are subject to revaluation at the end of each reporting period, with changes in fair value recognized in the unaudited condensed consolidated statements of operations and comprehensive income (loss). In connection with the Business Combination, all outstanding SAFEs were converted into common stock of the Company at Closing. Refer to Note 6 for additional details.

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

Stock-Based Compensation

Stock-based compensation is measured using a fair value-based method for all equity-based awards. The cost of awarded equity instruments is recognized based on each instrument’s grant-date fair value over the period during which the award vests. The Company recognizes stock-based compensation expense for awards ratably over the requisite service period. For awards subject to time-based vesting conditions, the service period is generally the vesting period. Forfeitures are recognized as they occur.

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

The Company’s practice is to recognize interest and penalties, if any, related to uncertain tax positions in income tax expense in the accompanying statements of operations and comprehensive income (loss). The prior year tax returns remain subject to examination by taxing jurisdictions. As of September 30, 2026 and December 31, 2025, the Company does not believe it has any uncertain tax positions that would require either recognition or disclosure in the accompanying unaudited condensed consolidated financial statements.

Net Income (Loss) Per Share

The Company’s basic net income (loss) per share of common stock is computed based upon the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share includes the effect, if any, from potential conversion of securities, such as the issuance of shares of common stock from SAFEs using the if-converted method. Participating securities (unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents) are included in the computation of net income (loss) per share, pursuant to the two-class method. The Company’s participating securities consist of unvested restricted stock awards, which have contractual participation rights equivalent to those of stockholders of unrestricted common stock. The two-class method of computing earnings per share is an allocation method that calculates earnings per share for common stock and participating securities. During periods of net loss, no effect is given to the participating securities because they do not share in the losses of the Company. For any period in which the Company is in a net loss position, basic net loss per share is the same as diluted net loss per share, since the effects of potentially dilutive securities are antidilutive.

The following table sets forth the computation of basic and diluted net income (loss) per common share:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Numerator:
Net income (loss)	$(5,424)	$(24,216)	$25,502	$(31,198)
Undistributed earnings allocated to participating securities	-	-	(576)	-
Net income (loss) attributable to common shareholders - basic	$(5,424)	$(24,216)	$24,926	$(31,198)
Net income (loss)	$(5,424)	$(24,216)	$25,502	$(31,198)
Change in fair value of Simple Agreements for Future Equity	-	-	(31,846)	-
Net loss attributable to common shareholders - diluted	$(5,424)	$(24,216)	$(6,344)	$(31,198)
Denominator:
Denominator for basic net income (loss) per share – common shares outstanding	70,328,181	46,041,109	57,879,732	45,582,388
Effect of dilutive securities:
Expected shares from SAFEs	-	-	1,782,379	-
Denominator for diluted net loss per share – common shares outstanding	70,328,181	46,041,109	59,662,111	45,582,388
Net income (loss) per share – basic	$(0.08)	$(0.53)	$0.43	$(0.68)
Net loss per share - diluted	$(0.08)	$(0.53)	$(0.11)	$(0.68)

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net income (loss) per share for the periods presented because including them would have been antidilutive (in common stock equivalent shares):

	September 30, 2026	September 30, 2025
Unvested shares of restricted stock purchase agreements	410,590	7,747,741
Expected shares from SAFEs	-	2,983,939
Warrants	28,719,000	-
Unvested restricted stock units (2026 Equity Incentive Plan - employees and directors)	4,040,098	-
Stock options	195,000	-
Total potentially dilutive securities	33,364,688	10,731,680

Segment Information

The Company has determined that its Chief Executive Officer is its chief operating decision maker (“CODM”). The CODM reviews financial information presented for purposes of assessing performance and making decisions on how to allocate resources at the overall Company level. The Company views its operations and manages its business as a single reportable segment with a single operating segment. During the nine months ended September 30, 2026 and 2025, the CODM made decisions on resource allocation, assessed performance of the business and monitored actual results using net income (loss), which is provided in the accompanying condensed consolidated statements of operations and comprehensive income (loss). When evaluating how to allocate resources, the CODM primarily focuses on the financial results of the Company on the same level as the Company’s unaudited condensed consolidated statements of operations and comprehensive income (loss).

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

3.
BUSINESS COMBINATION

On September 27, 2025, GigCapital7 entered into a BCA with Private Hadron and Merger Sub. On May 8, 2026, GigCapital7 completed its domestication from the Cayman Islands to Delaware. On May 22, 2026, Merger Sub merged with and into Private Hadron, with Private Hadron surviving as a wholly-owned subsidiary of GigCapital7. In connection with the Closing, the combined company was renamed Hadron Energy, Inc.

Pursuant to the BCA, each share of Private Hadron common stock outstanding immediately prior to the Effective Time (including shares issued upon conversion of Private Hadron’s outstanding SAFEs) was converted into the right to receive shares of the Company’s common stock based on an exchange ratio of 49.99. Outstanding Private Hadron options and restricted stock awards were assumed and converted into equivalent awards of the Company on the same exchange ratio. All share and per share amounts for periods prior to the Closing have been retroactively adjusted to reflect the exchange ratio.

The Company received cash proceeds of approximately $22,944 in connection with the Business Combination, after giving effect to proceeds released from the trust account, $5,851 paid under a forward purchase agreement, redemptions of public shares, and transaction costs incurred by GigCapital7 and Private Hadron. Total transaction costs of $2,484 were recorded as a reduction to additional paid-in capital, of which $275 remained unpaid as of September 30, 2026.

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

4.
ACCRUED EXPENSES

Accrued expenses were as follows as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Legal fees	$222	$957
Credit card obligations	2	3
Accrued compensation	661	78
Accrued legal settlement	-	16,345
Total accrued expenses	$885	$17,383

5.
PROPERTY AND EQUIPMENT, NET

Property and equipment were as follows as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Furniture	$-	$16
Computer equipment	28	28
	28	44
Accumulated depreciation	(12)	(7)
Total property and equipment, net	$16	$37

Depreciation expense for the nine months ended September 30, 2026 and 2025 was $9 and $3, respectively.

6.
SIMPLE AGREEMENTS FOR FUTURE EQUITY (SAFEs)

During the year ended December 31, 2025 and nine months ended September 30, 2026, the Company issued instruments referred to as SAFEs as its primary source of funding. Pursuant to the terms of the SAFEs, upon a qualified future equity financing involving preferred shares, the SAFEs would settle into a number of preferred shares equal to the greater of (i) the number of shares of standard preferred stock (“Standard Preferred Stock”) equal to the purchase price divided by the lowest price per share of the Standard Preferred Stock, or (ii) the number of shares of SAFE preferred stock divided by a discounted price to the price investors pay to purchase the standard preferred shares in the financing (with such discounted price calculated by reference to a valuation cap).

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

The Company determined that the SAFEs should be accounted for at fair value as a liability, as they are potentially settled in a variable number of shares based on future valuation, lack substantive equity characteristics, and are potentially redeemable in cash or other assets under certain conditions. Because they are classified as liabilities, the SAFEs are adjusted to fair value at each reporting date. The fair value of the Company’s SAFEs were based on significant inputs not observable in the market, which causes the instrument to be classified as a Level 3 measurement within the fair value hierarchy. The SAFEs are valued using the market approach for intangible asset method, which considers among other things, comparable transactions, relevant market multiples, asset characteristics, transaction type, market conditions and qualitative comparable normalization.

Upon the Closing of the Business Combination, all outstanding SAFEs were converted into shares of common stock of the Company in accordance with their respective terms. As a result, as of September 30, 2026, there are no SAFEs outstanding.

The following table presents a reconciliation of the liabilities, measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2026:

Balance as of December 31, 2025	$46,358
SAFEs issued during the period	3,295
Change in fair value during the period	(31,846)
SAFEs converted into equity during the period	(17,807)
Balance as of September 30, 2026	$-

The change in fair value during the nine months ended September 30, 2026 reflected in the above table, is included in other income (loss) in the accompanying unaudited condensed consolidated statements of operations and comprehensive income (loss).

7.
LEASES

The Company had a lease for office space in Redwood City, California which was entered into in June 2025 and was originally scheduled to expire in June 2026, but was extended through August 2026. Under the terms of the lease, base rent was $6 per month. There were no additional renewal options associated with the lease.

There were no finance leases or operating leases as of September 30, 2026.

Operating lease costs for the nine months ended September 30, 2026 and 2025 were $99 and $44, respectively. Cash payments included in the measurement of operating lease liabilities for the nine months ended September 30, 2026 and 2025 were $36 and $73, respectively.

The Company utilizes the rate implicit in the lease or the estimated incremental borrowing rate at the commencement of the lease in determining the present value of future payments.

Variable lease expense includes rental increases that are not fixed, such as those based on amounts paid to the lessor based on cost or consumption, such as maintenance and utilities. Operating lease costs are included in general and administrative expenses in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

8.
STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

The Company’s Amended and Restated Certificate of Incorporation authorizes the issuance of 625,000,000 shares, consisting of 615,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of May 22, 2026, upon consummation of the Business Combination, there were 70,173,146 shares of common stock and no shares of preferred stock outstanding. The outstanding shares of common stock are duly authorized, validly issued, fully paid and non-assessable.

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

On December 22, 2025, Private Hadron’s Board of Directors approved an amendment to the Former Plan to increase the number of shares authorized for issuance under the Former Plan. The maximum aggregate number of shares of common stock that the Company may award under the Former Plan is 160,000. The term of the Former Plan is 10 years. At the Closing, all options under the Former Plan were converted into options (such converted options, “Exchanged Options”), covering shares of the Company’s common stock, adjusted based on the Exchange Ratio, as described in Note 3, resulting in 7,999,836 Exchanged Options.

On May 22, 2026, the Hadron Energy, Inc. Equity Incentive Plan (the “Plan”) went into effect. The Plan has an initial share reserve of 10,021,784 shares and includes an “evergreen” provision pursuant to which, on the first day of each calendar year beginning with the first full calendar year following the Closing, the share reserve automatically increases by five percent (5%) of the total number of outstanding shares (on a fully diluted basis) on such date, unless otherwise determined by the Board of Directors.

Restricted Stock Purchase Awards

The Company issued restricted shares of its common stock under RSPAs to grantees. The grantees were given the right to purchase the shares at a discounted purchase price, with restrictions lapsing over vesting periods ranging from zero to sixty months. For RSPAs with a discounted purchase price, the compensation to the employee is the difference between the fair market value of the Company’s stock and the discounted price paid. This total compensation cost is then amortized to expense over the grantee’s vesting period. Prior to the Closing, no observable market price was available for Private Hadron’s common stock, and fair value was estimated using a reasonable valuation method; following the Closing, fair value is determined based on the closing price of the Company’s common stock on Nasdaq.

At the Closing, all outstanding RSPAs were converted into an award for a number of restricted shares of the Company’s common stock, equal to the product (rounded down to the nearest whole number) of (x) the number of shares of Private Hadron restricted stock and (y) the Exchange Ratio described in Note 3.

The following table summarizes the RSPAs activity during the nine months ended September 30, 2026:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested as of December 31, 2025	1,057,278	$9.21
Granted	1,674,966	$14.05
Cancelled	(1,332,285)	$11.56
Vested	(989,369)	$12.83
Unvested as of September 30, 2026	410,590	$14.05

As of September 30, 2026, total unrecognized compensation cost related to RSPAs was $5,578, which is expected to be recognized over a weighted average period of 2.4 years. The weighted average grant date fair value per share of RSPAs granted during the nine months ended September 30, 2026 was $14.05 per share. The weighted average grant date fair value of RSPAs that vested during the nine months ended September 30, 2026 was $12.83 per share.

For the RSPAs, the Company recognized stock-based compensation of $12,194 for the nine months ended September 30, 2026 and stock-based compensation expense of $2,127 for the nine months ended September 30, 2025.

Restricted Stock Units

During the nine months ended September 30, 2026, in accordance with the Plan, the Company issued restricted stock units (“RSUs”) to grantees, which provide grantees with the right to receive shares of the Company’s common stock at a future date. The fair value of the RSUs is determined based on the closing price of the Company’s common stock on Nasdaq on the date of grant. The RSUs vest upon the satisfaction of service requirements, with compensation cost amortized to expense over the grantee’s vesting period.

The following table summarizes the RSUs activity during the nine months ended September 30, 2026:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested as of December 31, 2025	-	$-
Granted	4,322,286	$1.91
Cancelled	(80,000)	$1.97
Vested	(202,188)	$1.89
Unvested as of September 30, 2026	4,040,098	$1.91

As of September 30, 2026, total unrecognized compensation cost related to RSUs was $7,320, which is expected to be recognized over a weighted average period of 3.5 years.

For the RSUs, the Company recognized stock-based compensation of $791 for the nine months ended September 30, 2026.

Stock Options

During the nine months ended September 30, 2026, in accordance with the Plan, the Company granted stock options to grantees, which provide grantees with the right to exercise at a future date. The stock options vest upon the satisfaction of service requirements, with compensation cost amortized to expense over the grantee’s vesting period.

The grant date fair value of the stock options was estimated using the following assumptions:

Stock price	$1.84
Exercise price	$1.84
Expected term (years)	5
Risk-free rate	4.35%
Volatility	109.8%
Dividend yield	0%

The following table summarizes the stock option activity during the nine months ended September 30, 2026:

	Number of Options	Weighted Exercise Price	Weighted-Average Remaining Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2025	-
Granted	195,000	$1.84
Outstanding as of September 30, 2026	195,000	$1.84	4.87	$-
Vested and exercisable as of September 30, 2026	195,000	$1.84	4.87	$-

As of September 30, 2026, there was no unrecognized compensation cost as the stock options were issued as a replacement award for a cancelled RSPA to a grantee with no incremental fair value and vested in full at the time of grant. The weighted average grant date fair value for stock options granted and vested during the nine months ended September 30, 2026 was $1.48 per stock option.

No stock options were granted during the nine months ended September 30, 2025.

9.
WARRANTS

As of September 30, 2026, the Company had three outstanding classes of warrants to purchase common stock: public warrants (the “Public Warrants”), Private Placement Warrants, and Hadron Private Warrants (collectively, the “Warrants”).

Public Warrants

The Company has 20,000,000 Public Warrants outstanding, each exercisable for one share of common stock at an exercise price of $11.50 per share, originally issued in GigCapital7’s initial public offering in August 2024. Each Public Warrant became exercisable 30 days after the completion of the Business Combination and will expire five years after the Closing. The Company may redeem the outstanding Public Warrants in whole and not in part at a price of $0.01 per warrant, upon a minimum of 30 days’ prior written notice, if the closing price of the common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending three trading days before the notice of redemption is sent. The Public Warrants are traded on Nasdaq under the symbol “HDRNW.”

The Public Warrants are classified as equity. Offering costs allocated to the Public Warrants were charged to shareholders’ equity upon completion of GigCapital7’s initial public offering; the Public Warrants are not subsequently remeasured.

Private Placement Warrants

On June 15, 2026, the Company filed a Form S-1 with the SEC for the issuance of up to 3,719,000 shares of common stock that are issuable upon the exercise of 3,719,000 private placement warrants, each exercisable for one share of common stock at a price of $11.50 per share. The Private Placement Warrants were originally issued to the Sponsor, GigAcquisitions7 Corp., in a private placement concurrent with its initial public offering, at a price of $0.01561 per warrant. Each Private Placement Warrant became exercisable 30 days after the completion of the Business Combination and will expire five years after the Closing. The Company may redeem the outstanding Private Placement Warrants in whole and not in part at a price of $0.01 per warrant, upon a minimum of 30 days’ prior written notice, if the closing price of the common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending three trading days before the notice of redemption is sent.

The Company has determined that the Private Placement Warrants are subject to treatment as a liability, as the transfer of the warrants to anyone other than the purchasers or their permitted transferees would result in these warrants having substantially the same terms as the Public Warrants. Due to the redemption feature embedded in the Public Warrants, the Company determined that a market participant would ascribe a higher value to the Private Placement Warrants than to the Public Warrants, and concluded there is no economic incentive for a transfer that would cause the Private Placement Warrants to convert into Public Warrants. As the path-dependent redemption feature is not applicable to the Private Placement Warrants, the Company estimated the fair value of the Private Placement Warrants using a Black-Scholes-Merton model. At the Closing, the Private Placement Warrants were fair valued at $1,413, utilizing a Black-Scholes-Merton model, with the following assumptions:

Closing Date
Stock Price	$5.16
Volatility	27.5%
Risk free interest rate	4.23%
Exercise price	$11.50
Time to maturity - years	5

Hadron Private Warrants

In connection with the Closing, on June 15, 2026, the Company filed a Form S-1 with the SEC for the issuance of up to 5,000,000 shares of common stock that are issuable upon the exercise of 5,000,000 Hadron Private Warrants, each exercisable for one share of common stock at a price of $12.00 per share. The exercise price is subject to reset on the first anniversary of the Closing to the greater of (i) $6.00, or (ii) the lower of (a) the 30-trading-day volume-weighted average price of the common stock prior to such anniversary, or (b) $12.00. The Hadron Private Warrants terminate on the fifth anniversary of the Closing. The Hadron Private Warrants are subject to treatment as a liability as the exercise price automatically resets one year after issuance based on the Company’s own stock price rather than in connection with any new stock issuance, which disqualifies the reset from the down round exception and fails the fixed-for-fixed test required for equity classification. At the Closing, the Hadron Private Warrants were fair valued at $6,000, utilizing a Monte Carlo Simulation, with the following assumptions:

Closing Date
Stock Price	$5.16
Risk free interest rate	4.23%
Exercise price	$12.00
Short term volatility (through reset date)	27.5%
Implied Remaining Term Volatility (reset date through termination)	27.5%
Time to exercise price reset - years	1
Time to maturity - years	5

10.
INCOME TAXES

For the nine months ended September 30, 2026 and 2025, the Company recorded no provision for income taxes, resulting in an effective tax rate of 0% for each period. This reflects the U.S. federal statutory rate of 21% on pre-tax income offset by a full valuation allowance against its net deferred tax assets where it is more likely than not that the deferred tax assets will not be realized. Although the Company generated pretax income during the nine months ended September 30, 2026, no income tax expense was recorded due to the existence of a full valuation allowance against the Company’s federal and state deferred tax assets.

As of September 30, 2026 and December 31, 2025, the Company had no unrecognized tax benefits. The amount of unrecognized tax benefits is not expected to significantly change over the next twelve months. No amounts, outside of the valuation allowance, would impact the effective tax rate on continuing operations.

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

The Company was engaged in an ongoing legal matter with a former employee related to their departure in December 2025. The Company was expected to incur a settlement cost of $16,345 to resolve the dispute, which was deemed probable and estimable and was recognized within general and administrative expenses during the year ended December 31, 2025. During the nine months ended September 30, 2026, upon final resolution of the matter, the settlement included $120 of cash, with the remaining $6,624 settled through the transfer of existing shares from the Company’s founder, such that no new shares were issued by the Company, with the Company recognizing a gain of $9,601 recorded as “change in fair value of legal settlement liability” on the Company’s unaudited condensed consolidated statements of operations and comprehensive income (loss).

Other than the above, management is not aware of any other legal proceedings or adverse outcome of which, in management’s opinion, individually or in the aggregate, could have a material adverse effect on the Company’s results of operations, financial position or cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF HADRON ENERGY

(In thousands, except share and per share amounts)

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our unaudited condensed consolidated financial statements and the related notes thereto as of September 30, 2026 and for the three and nine months ended September 30, 2026 and 2025 included in this Quarterly Report on Form 10-Q (“Quarterly Report”) and our audited financial statements and the related notes thereto as of and for the year ended December 31, 2025 included in the Company’s prospectus filed with the SEC pursuant to Rule 424(b)(3) on June 25, 2026. Unless the context otherwise requires, references in this section to “the Company”, “us”, “our”, or “we” refer to Hadron Energy, Inc. and references to our “management” or our “management team” refer to our officers and directors.

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

Company Overview

We are a Delaware corporation that was incorporated in May 2024 and completed our business combination with Private Hadron in May 2026, with Private Hadron becoming a wholly-owned subsidiary renamed Hadron Energy Operating Company, Inc. We are a pioneer in Micro Modular Nuclear Reactor (MMR) technology, developing the Hadron Halo, a 10 megawatt-electric (MWe), 45 megawatt-thermal (MWth) pressurized water reactor designed to deliver reliable, carbon-free power. The Hadron Halo’s transportable, factory-fabricated design enables deployment in shipping containers and is deployable on a compact footprint, making it suitable for data centers, industrial hubs, remote communities, and defense installations.

Product and Technical Specifications

Designed to be built using proven pressurized water reactor (“PWR”) technology used in commercial nuclear plants worldwide, the Hadron Halo features a single integrated pressure vessel containing the reactor core, pumps, and steam generator, minimizing external piping and virtually eliminating large-break coolant accident risk. The reactor will operate continuously with multi-year refueling cycles and has a projected useful life of sixty years. It is fueled by Low-Enriched Uranium (LEU), supported by a domestic fuel supply chain partnership with ConverDyn for uranium conversion services.

Regulatory and Strategic Developments

We have pursued proactive pre-application engagements with the U.S. Nuclear Regulatory Commission (“NRC”). In April 2025, we submitted our Letter of Intent and Regulatory Engagement Plan. The NRC issued a final safety evaluation in May 2026 approving Revision 3 of our Quality Assurance Program Description Topical Report for referencing in future licensing applications under 10 CFR Part 52. We have also submitted our Principal Design Criteria White Paper and received favorable NRC feedback on our proposed regulatory approach in December 2025. We are targeting a Manufacturing License and Combined Operating License submission by 2028, with the goal of achieving licensing in approximately 3-4 years, significantly faster than the historical 8-10 years for large reactors.

Key Partnerships and Strategic Alliances

We have established partnerships with leading technology and infrastructure providers. In March 2026, we entered into a Memorandum of Understanding (“MOU”) with Paragon Energy Solutions (a Mirion Technologies company) for collaboration on the Hadron Halo’s Instrumentation and Control architecture. We also selected GSE Performance Solutions as the supplier for a full-scope, high-fidelity training simulator. A Uranium Conversion Services Agreement with ConverDyn, the exclusive marketing agent for the only operating commercial uranium hexafluoride (UF₆) conversion facility in the United States, secured our domestic fuel supply pathway. Additionally, under a non-binding MOU with Smartland Energy, LLC, the parties agreed to collaborate on potential deployment of the Hadron Halo across up to five qualified projects, representing approximately 1.8 gigawatts of aggregate capacity demand by 2035. In connection with this MOU, Smartland made a strategic investment in us.

Capital Markets and Government Relations

In June 2026, we engaged DLA Piper LLP (US) to lead our government affairs and federal policy strategy. The engagement includes a senior, bipartisan team led by former U.S. Senator Richard Burr (former Chairman of the Senate Select Committee on Intelligence), along with Oliver Wright from DLA Piper’s Energy and Natural Resources practice and one of our directors, former U.S. Ambassador to Romania Adrian Zuckerman. In July 2026, we engaged CORE IR, a leading investor relations and capital markets communications firm, to lead shareholder engagement and investor communications strategy as we advance licensing, secure strategic partnerships, and position the Hadron Halo MMR toward commercial deployment.

Intellectual Property

In May 2026, the United States Patent and Trademark Office published our first patent application, “Micro Integral Nuclear Reactor” (Publication No. US 2026/0128185 A1), which was filed on October 31, 2025. The application represents the foundational technical disclosure behind the Hadron Halo and the first entry in our growing intellectual property portfolio. The application names Founder and Chief Executive Officer Samuel Gibson and Chief Nuclear Officer Ross Ridenoure among its inventors.

Market Position and Competitive Advantages

Our modular, factory-built design is intended to enable mass manufacturing with standardized units, reducing costs and deployment times significantly compared to conventional nuclear power plants. This is anticipated to enable revenue generation as soon as 12-18 months from groundbreaking, as opposed to the decade-long construction periods for traditional nuclear plants. Our early engagement with regulatory agencies, experienced leadership team (including former NRC regulators and former Chief Nuclear Officers), a customer pipeline spanning data center operators, industrial firms, and government entities, and a secured domestic fuel supply strategy position us advantageously in the advanced nuclear sector. We have received substantial market interest in the Hadron Halo and believe its focus on small, transportable MMRs combined with concurrent engagement with regulators, suppliers, partners, and customers will enable first-mover advantage.

The Business Combination

On September 27, 2025, GigCapital7 entered into a BCA with Private Hadron and Merger Sub. On May 8, 2026, GigCapital7 completed its domestication from the Cayman Islands to Delaware. On May 22, 2026, the Merger Sub merged with and into Private Hadron, with Private Hadron surviving as a wholly-owned subsidiary of GigCapital7. In connection with the Closing, the combined company was renamed Hadron Energy, Inc.

Pursuant to the BCA, each share of Private Hadron common stock outstanding immediately prior to the Effective Time (including shares issued upon conversion of Private Hadron’s outstanding SAFEs) was converted into the right to receive shares of our common stock based on an exchange ratio of 49.99. Outstanding Private Hadron options and restricted stock awards were assumed and converted into equivalent awards of us on the same exchange ratio. All share and per share amounts for periods prior to the Closing have been retroactively adjusted to reflect the exchange ratio.

We received cash proceeds of approximately $22,944 in connection with the Business Combination, after giving effect to proceeds released from the trust account, amounts paid under a forward purchase agreement, redemptions of public shares, and transaction costs incurred by GigCapital7 and Private Hadron. Total transaction costs of $2,484 were recorded as a reduction to additional paid-in capital, of which $275 remained unpaid as of September 30, 2026.

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

Key Factors Affecting Our Prospects and Future Results

We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including competition from carbon-based and other non-carbon-based energy generators, the risk of perceived safety issues and their consequences for our reputation and the other factors discussed under the section titled “Risk Factors” in Part II - Item 1A included in this Quarterly Report on Form 10-Q, as well in our final prospectus filed with the SEC on June 25, 2026. We believe that the following factors are key to our success: commencing and expanding commercial launch operations, funding our operations, maintaining and protecting our intellectual property portfolio, obtaining regulatory approvals, and adding operational and financial personnel to support our development efforts and planned future commercialization.

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

Key Components of Our Results of Operations

General and administrative

G&A expenses consist primarily of personnel-related expenses for executives, human resources, finance and other G&A employees, including salary, professional services costs and facility and overhead costs. We anticipate that our G&A expenses will increase in the future in connection with one-time costs of becoming a public company as well as ongoing costs of operating as a public company, including expanding headcount and increased fees for directors and outside advisors. We expect to incur significant costs to comply with corporate governance, internal controls, and similar requirements applicable to public companies. Additionally, we expect to incur increased costs associated with establishing sales, marketing and commercialization functions prior to any potential future regulatory approvals or commercialization of our technology.

Research and development

R&D expenses consist primarily of internal and external R&D expenses. We focus our R&D activities on technology development and regulatory support for the development of the factory light-water micro modular reactor. Our R&D expenses consist of: employee-related expenses, including salaries, benefits, payroll taxes, travel, for personnel in R&D functions; expenses related to technology development; and facilities, overhead, and other expenses. We expect our R&D expenses to increase in the future as we continue to develop our technology. Our R&D activities are a critical component of achieving commercialization of any of our technology development and realizing our business strategy. We remain focused on using our resources to further develop our existing pipeline.

Stock-based compensation

Stock-based compensation expense is measured using a fair value-based method for all equity-based awards, with the cost of awarded equity instruments recognized over the period during which the award vests. Stock-based compensation expense relates primarily to the vesting and cancellation of restricted shares granted to employees pursuant to the Former Plan.

In connection with the Business Combination consummated on May 22, 2026, the Plan went into effect. The Plan has an initial share reserve of 10,021,784 shares and includes an evergreen provision under which the share reserve automatically increases on the first day of each calendar year, beginning with the first full calendar year following the Closing, by 5% of the total number of shares outstanding on a fully diluted basis. Following the Closing, new equity-based awards are expected to be granted under the Plan rather than the Former Plan.

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

Change in fair value of Simple Agreements for Future Equity

The change in fair value of SAFEs represents the periodic remeasurement of the fair value related to the SAFEs. We determined that the SAFEs should be accounted for at fair value as a liability under ASC 480, Distinguishing Liabilities from Equity, as they are potentially settled in a variable number of shares based on future valuation, lack substantive equity characteristics, and are potentially redeemable in cash or other assets under certain conditions. Because they are classified as liabilities, the SAFEs are adjusted to fair value at each reporting date, with changes in fair value recorded in the statement of operations. Upon the Closing of the Business Combination on May 22, 2026, all of Private Hadron’s outstanding SAFEs converted into shares of our common stock in accordance with their respective terms.

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

Results of Operations

Comparison of the three months ended September 30, 2026 and the three months ended September 30, 2025

The following table summarizes our results of operations:

	Three Months Ended September 30,	Three Months Ended September 30,
	2026	2025
Operating expenses
Research and development	$1,280	$195
General and administrative	2,333	930
Stock-based compensation	2,351	1,523
Depreciation	3	2
Change in fair value of legal settlement liability	-	-
Total operating expenses	5,967	2,650
Loss from operations	(5,967)	(2,650)
Other income (loss)
Change in fair value of Simple Agreements for Future Equity	-	(21,566)
Change in fair value of warrant liabilities	418	-
Interest income	125	-
Total other income (loss)	543	(21,566)
Loss before income taxes	(5,424)	(24,216)
Provision for income taxes	-	-
Net loss and comprehensive loss	$(5,424)	$(24,216)

General and administrative

G&A expenses were $2,333 for the three months ended September 30, 2026 compared to $930 for the three months ended September 30, 2025, an increase of $1,403 over the corresponding prior-year period due primarily to the expansion of personnel-related costs and third-party advisory services.

Research and development

R&D expenses were $1,280 for the three months ended September 30, 2026 compared to $195 for the three months ended September 30, 2025. R&D expenses relate to employee-related expenses, including salaries, benefits, payroll taxes, and travel, for personnel in R&D functions; expenses related to technology development; and other expenses. The increase reflects the continued ramp-up of our R&D function, including the addition of personnel performing R&D activities and increased technology development expenditures supporting the design of our pressurized light-water micro modular reactor.

Stock-based compensation

Stock-based compensation expense was $2,351 for the three months ended September 30, 2026 compared to $1,523 for the three months ended September 30, 2025. The increase of $828 was primarily driven by the recognition of expense related to restricted share grants under the Former Plan, as well as the granting of RSUs during the three months ended September 30, 2026. Stock-based compensation is measured at the estimated fair value of the shares on the grant date and recognized over the requisite service period.

Depreciation

Depreciation expense was $3 for the three months ended September 30, 2026 compared to $2 for the three months ended September 30, 2025. The increase reflects depreciation of property and equipment, principally furniture, fixtures and computer equipment, that has been placed in service since inception. There were no purchases of property and equipment during the three months ended September 30, 2026.

Change in fair value of Simple Agreements for Future Equity

Change in fair value of SAFEs was $0 for the three months ended September 30, 2026 compared to a loss of $21,566 for the three months ended September 30, 2025, in each case representing the remeasurement of the fair value of the SAFEs at the end of the reporting period. Upon the Closing of the Business Combination in the second quarter of 2026, all outstanding SAFEs were converted into shares of common stock of the Company in accordance with their respective terms. As a result, as of September 30, 2026, there are no SAFEs outstanding.

Change in fair value of warrant liabilities

Change in fair value of warrant liabilities was a gain of $418 for the three months ended September 30, 2026 due to the remeasurement of the warrant liabilities.

Interest income

Interest income was $125 for the three months ended September 30, 2026 compared to $0 for the three months ended September 30, 2025 due to interest earned on the Company’s cash balances held in interest-bearing accounts.

Provision for income taxes

Provision for income taxes was $0 for the three months ended September 30, 2026 and $0 for the three months ended September 30, 2025, in each case primarily due to changes in deferred tax balances offset by valuation allowances against our deferred tax assets.

Comparison of the nine months ended September 30, 2026 and the nine months ended September 30, 2025

The following table summarizes our results of operations:

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2026	2025
Operating expenses
Research and development	$2,877	$225
General and administrative	5,879	1,452
Stock-based compensation	12,985	2,127
Depreciation	9	3
Change in fair value of legal settlement liability	(9,601)	-
Total operating expenses	12,149	3,807
Loss from operations	(12,149)	(3,807)
Other income (loss)
Change in fair value of Simple Agreements for Future Equity	31,846	(27,391)
Change in fair value of warrant liabilities	5,680	-
Interest income	125	-
Total other income (loss)	37,651	(27,391)
Income (loss) before income taxes	25,502	(31,198)
Provision for income taxes	-	-
Net income (loss) and comprehensive income (loss)	$25,502	$(31,198)

General and administrative

G&A expenses were $5,879 for the nine months ended September 30, 2026 compared to $1,452 for the nine months ended September 30, 2025, an increase of $4,427 over the corresponding prior-year period due primarily to the expansion of personnel-related costs and third-party advisory services.

Research and development

R&D expenses were $2,877 for the nine months ended September 30, 2026 compared to $225 for the nine months ended September 30, 2025. R&D expenses relate to employee-related expenses, including salaries, benefits, payroll taxes, and travel, for personnel in R&D functions; expenses related to technology development; and other expenses. The increase reflects the continued ramp-up of our R&D function, including the addition of personnel performing R&D activities and increased technology development expenditures supporting the design of our pressurized light-water micro modular reactor.

Stock-based compensation

Stock-based compensation expense was $12,985 for the nine months ended September 30, 2026 compared to $2,127 for the nine months ended September 30, 2025. The increase of $10,858 was primarily driven by the recognition of expense related to restricted share grants under the Former Plan, including the modification and commencement of vesting of new grants of 1,674,966 restricted shares to employees and advisors during the nine months ended September 30, 2026, as well as the granting of RSUs during the nine months ended September 30, 2026. Stock-based compensation is measured at the estimated fair value of the shares on the grant date, equal to $14.05 per share, and recognized over the requisite service period.

Depreciation

Depreciation expense was $9 for the nine months ended September 30, 2026 compared to $3 for the nine months ended September 30, 2025. The increase reflects depreciation of property and equipment, principally furniture, fixtures and computer equipment, that has been placed in service since inception. There were no purchases of property and equipment during the nine months ended September 30, 2026.

Change in fair value of Simple Agreements for Future Equity

Change in fair value of SAFEs was a gain of $31,846 for the nine months ended September 30, 2026 compared to a loss of $27,391 for the nine months ended September 30, 2025, in each case representing the remeasurement of the fair value of the SAFEs at the end of the reporting period.

Change in fair value of legal settlement liability

Change in fair value of legal settlement liability was a gain of $9,601 for the nine months ended September 30, 2026 due to the finalization of the actual settlement amount.

Change in fair value of warrant liabilities

Change in fair value of warrant liabilities was a gain of $5,680 for the nine months ended September 30, 2026 due to the remeasurement of the warrant liabilities.

Interest income

Interest income was $125 for the nine months ended September 30, 2026 compared to $0 for the nine months ended September 30, 2025 due to interest earned on the Company’s cash balances held in interest-bearing accounts.

Provision for income taxes

Provision for income taxes was $0 for the nine months ended September 30, 2026 and $0 for the nine months ended September 30, 2025, in each case primarily due to changes in deferred tax balances offset by valuation allowances against our deferred tax assets.

Liquidity and Capital Resources

Funding Requirements

During the nine months ended September 30, 2026, we raised significant capital through the Business Combination with GigCapital7, which was consummated on May 22, 2026 and resulted in proceeds of approximately $22,944 released from the trust account previously held by GigCapital7, after paying all de-SPAC expenses, which has alleviated the substantial doubt about our ability to continue as a going concern. As of September 30, 2026, we have no debt. We believe that our existing cash will be sufficient to support operations for at least one year from the issuance date of these unaudited condensed consolidated financial statements.

Cash Flows

The following is a summary of cash flows for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025
Net cash provided by (used in):
Operating activities	$(6,932)	$(1,405)
Investing activities	-	(39)
Financing activities	24,842	2,194
Net increase in cash	17,910	750
Cash at beginning of the period	1,757	17
Cash at end of the period	$19,667	$767

Net cash used in operating activities

Net cash used in operating activities of $6,932 for the nine months ended September 30, 2026 was primarily attributable to a change in fair value of SAFEs of $31,846, a change in fair value of the warrant liabilities of $5,680, and a $9,601 change in fair value of legal settlement liability, partially offset by net income of $25,502, changes in operating assets and liabilities of $1,606, $12,985 of stock-based compensation, $9 of depreciation, $12 loss on disposal of fixed assets and $81 of noncash operating lease expense.

Net cash used in operating activities of $1,405 for the nine months ended September 30, 2025 was primarily attributable to a net loss of $31,198, partially offset by a change in fair value of SAFEs of $27,391, changes in operating assets and liabilities of $239, stock-based compensation of $2,127, $3 of depreciation and $33 of non-cash operating lease expense.

Net cash used in investing activities

There was no cash used in investing activities during the nine months ended September 30, 2026, as we made no purchases of property and equipment during the period.

There was no material cash used in investing activities during the nine months ended September 30, 2025.

Net cash provided by financing activities

Net cash provided by financing activities of $24,842 for the nine months ended September 30, 2026 was primarily attributable to proceeds from the issuance of SAFEs and net proceeds received from the Business Combination.

Net cash provided by financing activities of $2,194 for the nine months ended September 30, 2025 was attributable to proceeds from the issuance of SAFEs.

Contractual Obligations and Commitments

We did not have any material commitments or contractual obligations as of September 30, 2026.

Off-Balance Sheet Arrangements

As of September 30, 2026, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Critical Accounting Policies

Our financial statements have been prepared in accordance with GAAP. In the preparation of these financial statements, we are required to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported expenses incurred during the reporting periods. There have been no significant changes to our critical accounting policies in the preparation of our condensed consolidated financial statements during the nine months ended September 30, 2026 compared to those disclosed in our audited financial statements for the year ended December 31, 2025, included in the prospectus dated as of, and filed with the SEC pursuant to Rule 424(b)(3) on June 25, 2026.

Critical Accounting Estimates

There have been no significant changes to our critical accounting estimates in the preparation of our condensed consolidated financial statements during the nine months ended September 30, 2026 compared to those disclosed in our audited financial statements for the year ended December 31, 2025, included in the prospectus dated as of, and filed with the SEC pursuant to Rule 424(b)(3) on June 25, 2026.

Recently Issued and Adopted Accounting Pronouncements

We considered the applicability and impact of all accounting standards updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”). We reviewed all recently issued accounting pronouncements, and based on our preliminary assessment, we have determined that these will not have a material impact on our unaudited condensed consolidated financial statements or related disclosures, or do not apply to us.

Emerging Growth Company Status

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (“JOBS Act”). The JOBS Act provides emerging growth companies with certain exemptions from public company reporting requirements for up to five fiscal years while a company remains an emerging growth company. As part of these exemptions, we have reduced disclosure obligations such as for executive compensation, and it is not required to comply with auditor attestation requirements from Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended, regarding its internal control over financial reporting. Additionally, the JOBS Act has allowed the Company the option to delay adoption of new or revised financial accounting standards until private companies are required to comply with new or revised financial accounting standards.

We also qualify as a “smaller reporting company,” as such term is defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended. As a smaller reporting company, we may continue to rely on certain reduced disclosure requirements available to smaller reporting companies.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended September 30, 2026.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

These risk factors are not exhaustive, and investors are encouraged to perform their own investigation with respect to the business, financial condition, and prospects of Hadron Energy and our business, financial condition, and prospects. You should carefully consider the following risk factors in addition to the other information included in our public filings, including in the Company’s prospectus filed with the SEC pursuant to Rule 424(b)(3) on June 25, 2026 (the “Prospectus”).

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

We have incurred operating losses since our inception, including an operating loss of $12,149 thousand for the nine months ended September 30, 2026 and net loss of $31,198 thousand for the nine months ended September 30, 2025. As of September 30, 2026, the Company had cash of $19,667 thousand and accumulated deficit of $46,866 thousand; and for the nine months ended September 30, 2026, negative cash flows from operations of $6,932 thousand. Although we recorded net income of $25,502 thousand for the nine months ended September 30, 2026, this was primarily attributable to non-cash gains of $31,846 thousand, $9,601 thousand and $5,680 thousand recognized upon the remeasurement of our SAFE liability, legal settlement liability and warrant liability, respectively. Since inception, the Company has incurred and expects to continue to incur net losses and negative operating cash flow.

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

Sales of a substantial number of shares of common stock in the public market, including the resale of the shares of common stock held by our stockholders pursuant to our resale registration statement on Form S-1 or pursuant to Rule 144, could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

All shares issued as merger consideration in the Business Combination are freely tradable without registration under the Securities Act and without restriction by persons other than our “affiliates” (as defined under Rule 144 under the Securities Act), including our directors, executive officers and other affiliates. We have registered for resale on a registration statement on Form S-1 securities held by certain of our stockholders who have the right, subject to certain conditions, to require us to register the sale of their shares of common stock under the Securities Act, pursuant to the terms of the Amended and Restated Registration Rights Agreement entered into in connection with the Business Combination. Registration Rights Holders holding at least a majority in interest of the registrable securities are entitled to make a written demand for registration under the Securities Act of all or part of their registrable securities, up to a total of three such demands, and also have “piggy-back” registration rights. The sale of a large number of shares by these stockholders could cause the prevailing market price of shares of our common stock to decline. Significant sales of shares of common stock may have negative pressure on the public trading price of our common stock.

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

HADRON ENERGY, INC.

Date: November 9, 2026	By:	/s/ Samuel Gibson
	Name:	Samuel Gibson
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2026	By:	/s/ Rahul Shukla
	Name:	Rahul Shukla
	Title:	Chief Financial Officer (Principal Financial Officer)